Form 10-Q
period 1995-03-31
CREDO PETROLEUM CORP
filed 1995-06-14
CIK 277924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ________________


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.


                                ________________


For Quarter Ended April 30, 1995                   Commission File Number 0-8877



                           CREDO PETROLEUM CORPORATION



        Colorado                                             84-0772991
- ------------------------                           -----------------------------
(State of Incorporation)                           (IRS Employer Identification)

                            1801 Broadway, Suite 900

                             Denver, Colorado 80202

                                 (303) 297-2200

                           __________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31, 1995

                     Common stock, $.10 par value -3,211,000

                   Preferred stock, no par value - None Issued

                           CREDO PETROLEUM CORPORATION

                               INDEX TO FORM 10-Q

                                 April 30, 1995



PART I - FINANCIAL INFORMATION (UNAUDITED)
                                                                            Page
                                                                            ----
  Consolidated Balance Sheets as of April 30, 1995 and
    October 31, 1994                                                          3

  Consolidated Statements of Earnings and Changes in
   Retained Earnings for the six month periods ended
   April 30, 1995 and 1994 and the three month periods
   ended April 30, 1995 and 1994                                              4

  Consolidated Statements of Cash Flows for the six
   month periods ended April 30, 1995 and 1994                                5

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations - April 30, 1995                     6-9


PART II - OTHER INFORMATION

  Not Applicable

                           __________________________

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company for the periods presented.

                           CREDO PETROLEUM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                   April 30, 1995          October 31, 1994
                                                  (Second Qtr. End)        (Fiscal Year End)
                                                      Unaudited                 Audited
                                                  -----------------        -----------------
ASSETS

Current assets:
  Cash and cash equivalents                           $   132,000               $  331,000
  Temporary cash investments                            2,218,000                2,731,000
  Receivables:
    Trade                                                 209,000                  145,000
    Accrued oil and gas sales                             173,000                  196,000
    Accrued interest                                        6,000                   13,000
  Other                                                    38,000                   63,000
                                                      -----------              -----------
                                                        2,776,000                3,479,000
                                                      -----------              -----------
Oil and gas properties, at cost,
 using full cost method:
  Unevaluated                                             856,000                  564,000
  Evaluated                                             9,649,000                9,626,000
                                                      -----------              -----------
                                                       10,505,000               10,190,000
 Less accumulated depreciation,
  depletion and amortization                           (5,194,000)              (4,955,000)
                                                      -----------              -----------
                                                        5,311,000                5,235,000
                                                      -----------              -----------

Long-term assets:
  Operating rights and other
   intangible assets, net                                 355,000                  397,000
  Other, net                                               59,000                   39,000
                                                      -----------              -----------
                                                          414,000                  436,000
                                                      -----------              -----------

                                                      $ 8,501,000               $9,150,000
                                                      -----------              -----------
                                                      -----------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   343,000               $  650,000
  Note payable                                              -                      455,000
                                                      -----------              -----------
                                                          343,000                1,105,000
                                                      -----------              -----------

Deferred income taxes                                     501,000                  430,000
                                                      -----------              -----------

Stockholders' equity:
  Preferred stock, without par
   value, 5,000,000 shares
   authorized, none issued                                  -                        -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,666,000 shares issued                                366,000                  366,000
  Capital in excess of par value                        6,236,000                6,236,000
  Retained earnings                                     1,823,000                1,689,000
  Treasury stock, at cost,
   456,000 shares in 1995 and
   400,000 in 1994                                       (768,000)                (676,000)
                                                      -----------              -----------
                                                        7,657,000                7,615,000
                                                      -----------              -----------
Commitments

                                                       $8,501,000               $9,150,000
                                                      -----------              -----------
                                                      -----------              -----------

See accompanying notes.

                           CREDO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND CHANGES IN RETAINED EARNINGS - UNAUDITED


                                     Six Months     Six Months      Quarter        Quarter
                                       Ended          Ended          Ended          Ended
                                     April 30,      April 30,      April 30,      April 30,
                                       1995           1994           1995           1994
                                   -----------    -----------    -----------    -----------

Revenues:
  Oil and gas sales                $  768,000     $  695,000     $  368,000     $  358,000
  Operating                           216,000        208,000        104,000        103,000
  Interest and other                   92,000         52,000         48,000         25,000
                                   ----------     ----------     ----------     ----------
                                    1,076,000        955,000        520,000        486,000
                                   ----------     ----------     ----------     ----------
Costs and expenses:
  General and administrative          287,000        272,000        148,000        135,000
  Depreciation, depletion and
   amortization                       282,000        291,000        141,000        151,000
  Oil and gas production              302,000        297,000        158,000        147,000
                                   ----------     ----------     ----------     ----------
                                      871,000        860,000        447,000        433,000
                                   ----------     ----------     ----------     ----------

Income before income taxes            205,000         95,000         73,000         53,000

Income taxes                          (71,000)       (35,000)       (25,000)       (20,000)
                                   ----------     ----------     ----------     ----------

Net income (loss)                     134,000         60,000         48,000         33,000

Retained earnings,
 beginning of period                1,689,000      1,539,000      1,775,000      1,566,000
                                   ----------     ----------     ----------     ----------

Retained earnings, end
 of period                         $1,823,000     $1,599,000     $1,823,000     $1,599,000
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Net income per share                  $.04           $.02           $.01           $.01
                                      ----           ----           ----           ----
                                      ----           ----           ----           ----
Weighted average common
 shares outstanding during
 the period                         3,219,000      3,326,000      3,211,000      3,318,000
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

See accompanying notes.

                              CREDO PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                Six Months          Six Months
                                                  Ended                Ended
                                              April 30, 1995      April 30, 1994
                                           -----------------     ---------------
Operating activities:
  Net income                                    $  134,000          $  60,000
  Noncash expenses included in
   net income:
    Depreciation, depletion and
     amortization                                  282,000            291,000
    Deferred income taxes                           71,000             35,000
    Other                                            7,000             10,000
  Changes in assets and liabilities:
    Trade receivables                              (64,000)            76,000
    Accrued oil and gas sales                       23,000            (11,000)
    Accrued interest                                 7,000              2,000
    Accounts payable                              (307,000)          (159,000)
    Income taxes currently payable                       -            (65,000)
                                                ----------          ---------

Net cash provided by operating
 activities                                        153,000            239,000
                                                ----------          ---------

Investing activities:
  Oil and gas properties                          (315,000)          (134,000)
  Purchase of certificates
   of deposit and other investments               (800,000)        (1,983,000)
  Proceeds from certificates of deposit
   and other investments                         1,313,000          1,689,000
  Changes in long-term assets                       (3,000)            (8,000)
                                                ----------          ---------

Net cash provided by (used in)
 investing activities                              195,000           (436,000)
                                                ----------          ---------

Financing activities:
   Purchase of treasury stock                      (92,000)           (36,000)
   Payoff of note payable                         (455,000)              -
                                                ----------          ---------

Net cash used by financing activities             (547,000)           (36,000)
                                                ----------          ---------

Decrease in cash
 and cash equivalents                              199,000            233,000

Cash and cash equivalents:                         331,000            543,000
                                                ----------          ---------
 Beginning of period

 End of period                                  $  132,000        $   310,000
                                                ----------          ---------
                                                ----------          ---------

See accompanying notes.

                           CREDO PETROLEUM CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                 April 30, 1995


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity.

     At second quarter-end, working capital was $2,433,000, up slightly from fiscal year ended October 31, 1994. Cash flow from operating activities before working capital changes totaled $494,000 for the six months, up 25% from $396,000 in the same period last year. Cash flow was used primarily to fund oil and gas property expenditures and purchases of treasury stock.

     Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 1995 operations. However, if the company were to make one or more major acquisitions during the coming year, bank borrowing, issuance of additional stock, or other forms of debt financing would be considered. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

     Commitments for future capital expenditures were not material at second quarter-end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

PRODUCT PRICES, PRODUCTION AND INTEREST RATES

     Numerous uncertainties exist in the oil and gas exploration and production industry which are beyond the company's ability to predict with reasonable accuracy.

     Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in the company's gas sales and prices becoming more seasonal. Sales and prices accelerate in peak demand periods such as the winter months and subside during lower demand periods.

     Uncertainties also exist with respect to the supply of oil available to world markets. OPEC exercises considerable influence over the worldwide oil supply and thus the prices for petroleum products.

     The company periodically hedges the price of a portion of its natural gas and crude oil production by forward selling production in the futures markets. Where direct investments are made in futures contracts, realized gains or losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Unrealized gains and losses are not reflected in the accounts. At April 30, 1995, the company had pre-sold through April 1996, 370,000 MMBtu of its future gas production in the gas futures market at an average price of $1.95 per MMBtu. The company is obligated to either deliver such gas to a NYMEX specified delivery point or to purchase "long" positions in the futures market at then prevailing prices to offset the hedge position. As of April 30, 1995, natural gas hedging gains of $72,000 were included in oil and gas sales. These gains are related to forward sales of NYMEX futures contracts associated with production during the first six months of fiscal 1995.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.



               Six Months                              Six Months
          Ended April 30, 1995                    Ended April 30, 1994
          --------------------                    --------------------
                                                                          Percent     Percent
                                                                          Volume      Price
   Product      Volume     Price           Volume      Price              Change      Change
   -------      ------     -----           ------      -----              ------      ------

   Gas (Mcf)    236,600    $ 1.65*         203,100     $  1.86              +16%       -11%
   Oil (bbls)    23,000    $16.44           23,900     $ 13.18              - 4%       +25%

               Three Months                            Three Months
          Ended April 30, 1995                    Ended April 30, 1994
          --------------------                    --------------------
                                                                          Percent     Percent
                                                                          Volume      Price
   Product      Volume     Price           Volume      Price              Change      Change
   -------      ------     -----           ------      -----              ------      ------

   Gas (Mcf)     111,700   $ 1.61**        102,900     $  1.81              + 9%       -11%
   Oil (bbls)     11,000   $17.17           13,200     $ 13.10              -17%       +31%

               Three Months                            Three Months
          Ended April 30, 1995                    Ended January 31, 1995
          --------------------                    ----------------------
                                                                          Percent     Percent
                                                                          Volume      Price
   Product      Volume     Price           Volume      Price              Change      Change
   -------      ------     -----           ------      ------             ------      ------

   Gas (Mcf)     111,700   $ 1.61**        124,900     $  1.67***           -11%        -4%
   Oil (bbls)     11,000   $17.17           12,000     $ 15.76              - 8%       + 9%


                     * Includes a $.31 per Mcf hedging gain.
                    ** Includes a $.41 per Mcf hedging gain.
                   *** Includes a $.21 per Mcf hedging gain.

     The interest rate earned on short-term investments averaged approximately 6.0% for the six months ended April 30, 1995 compared to 3.9% in the same period of 1994. For the second quarter, the rate averaged 6.3% compared to 4.0% for the same quarter last year and 5.2% in the immediately preceding quarter. Current interest rates available to the company for one year certificate of deposit investments are approximately 6.5%.

INCOME TAXES

    The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
(SFAS 109), which requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined by using the tax rate in effect at that time.

    The total future deferred income tax liability under SFAS 109 is extremely complicated for any oil company to calculate due in part to the long-lived nature of depleting oil and gas reserves. Accordingly, the liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

RESULTS OF OPERATIONS

     QUARTER ENDED APRIL 30, 1995 COMPARED TO QUARTER ENDED APRIL 30, 1994

     In the second quarter of fiscal 1995, net income was $48,000 compared to $33,000 in the same period last year.

     Total revenues increased 7% to $520,000 in the second quarter of 1995 compared to $486,000 in the same period last year. Oil and gas sales increased $10,000, or 3%. As the table on page 7 shows, gas price realizations fell 11% to $1.61 per Mcf and oil price realizations rose 31% to $17.17 per barrel. The net effect of these price changes was to increase oil and gas sales by $38,000. Net wellhead gas prices averaged only $1.20 per Mcf for the 1995 quarter but were supplemented by gas hedging gains of $.41 per Mcf to yield a combined gas price realization of $1.61 per Mcf. As the table on page 7 shows, gas volumes increased 9% during the quarter and oil volumes declined 17%. The net effect of these volume changes was to reduce oil and gas sales by $28,000. The gas volume increase was due to three newly drilled wells placed on stream early in fiscal 1995 together with production from an acquisition made late last year. The volume increase from these activities was partially offset by a one month shut-in of the company's largest gas producing property due to compressor and pipeline reconfiguration work. The decline in oil volumes resulted because sales in the prior year quarter were anomalously high from the sales of oil accumulated in inventory due to low oil prices. Operating income was about the same as last year. Interest and other income for the quarter increased due to higher yields in 1995 on temporary cash investments.

     Total costs and expenses increased 3% to $447,000 in the second quarter compared to $433,000 last year. General and administrative expenses increased $13,000 due to the timing of several general and administrative expenditures. Depreciation, depletion and amortization declined 2% reflecting lower overall production volumes as discussed above. Oil and gas production expenses increased 7% due to additional wells added from acquisitions and drilling.

     Income taxes were provided at a 35% effective rate in the second quarter of 1995 compared to 38% in the prior year.

     QUARTER ENDED APRIL 30, 1995 COMPARED TO QUARTER ENDED JANUARY 31,1995

     In the second quarter of 1995, net income was $48,000 compared to $86,000 in the first quarter of 1995.

     Total revenues declined 7% to $520,000 compared to $556,000 in the immediately preceding quarter. Oil and gas sales fell $32,000, or 8%, in the second quarter. As the table on page 7 shows, gas prices fell 4% to $1.61 per Mcf and oil prices rose 9% to $17.17 per barrel. The net effect of these price changes was to increase oil and gas sales by $3,000. Net wellhead gas prices averaged $1.20 and $1.46 per Mcf, respectively, for the quarters. These prices were supplemented by gas hedging gains of $.41 and $.21 per Mcf, respectively, to yield combined gas price realizations of $1.61 and $1.67 per Mcf, respectively. As the table on page 7 shows, gas volumes declined 11% compared to last quarter and oil volumes declined 8%. The net effect of these volume changes was to reduce oil and gas sales by $35,000. The gas volume decline was primarily due to (i) a one month shut-in of the company's largest gas producing property resulting from compressor and pipeline reconfiguration work and (ii) production curtailments in Oklahoma relating to low gas prices and bad weather. The decline in oil volumes resulted primarily due to the timing of inventory sales which are managed in part based on oil prices.

Operating income declined 7% as a result of several annual charges related to environmental and other activities which are charged in the first quarter of each year. Interest and other income increased slightly due to higher yields on temporary cash investments.

     Total costs and expenses increased 5% to $447,000 in the second quarter of 1995 compared to $424,000 in the immediately preceding quarter. Oil and gas production costs increased 10% reflecting increased workover and repair activity. Depreciation, depletion and amortization was unchanged. General and administrative expenses increased 6% due to the timing of several general and administrative expenditures.

     Income tax expense was provided at an effective rate of 35% in both quarters.



     SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO SIX MONTHS ENDED APRIL 30, 1994

     For the first half of 1995, net income increased 120% to $134,000 compared to $60,000 in the same period last year.

     Total revenues increased 13% to $1,076,000 in the first six months of 1995 compared to $955,000 in the same period last year. Oil and gas sales increased $73,000, or 11%. As the table on page 7 shows, gas price realizations fell 11% to $1.65 per Mcf and oil price realizations rose 25% to $16.44 per barrel. The net effect of these price changes was to increase oil and gas sales by $44,000. Net wellhead gas prices averaged only $1.34 per Mcf for the first half of 1995 but were supplemented by gas hedging gains of $.31 per Mcf to yield a combined gas price realization of $1.65 per Mcf. As the table on page 7 shows, gas volumes increased 16% during the quarter and oil volumes declined 4%. The net effect of these volume changes was to increase oil and gas sales by $29,000.
The gas volume increase was due to three newly drilled wells placed on stream early in fiscal 1995 together with production from an acquisition made late last year. The volume increase from those activities was partially offset by a one month shut-in of the company's largest gas producing property due to compressor and pipeline reconfiguration work. The decline in oil volumes resulted due to anomalously high sales in the second quarter of 1994 as discussed above. Operating income increased 4% due to an increase in wells operated. Interest and other income increased 7% from last year due to higher yields on temporary cash investments in 1995.

     Total costs and expenses increased about 1% to $871,000 in the first six months of 1995 compared to $860,000 in the same period last year. General and administrative expenses increased 6% due to the timing of expenditures. Depreciation, depletion and amortization and oil and gas production expense variations were nominal.

     The effective income tax rate was 35% in 1995 compared to 37% last year.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CREDO PETROLEUM CORPORATION



Date: June 14, 1995                     By:  /s/ James T. Huffman
                                            -------------------------
                                            James T. Huffman
                                            President and
                                            Chief Executive Officer



                                        By:  /s/ B. J. Sullivan
                                            -------------------------
                                            B. J. Sullivan
                                            Vice President-Finance