Form 10-Q
period 1995-07-31
CREDO PETROLEUM CORP
filed 1995-09-14
CIK 277924

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                         ________________


            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934.

                         ________________


For Quarter Ended July 31, 1995      Commission File Number 0-8877



                   CREDO PETROLEUM CORPORATION


        Colorado                               84-0772991
------------------------             -----------------------------
(State of Incorporation)             (IRS Employer Identification)

                     1801 Broadway, Suite 900

                      Denver, Colorado 80202

                         (303) 297-2200

                    __________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31, 1995

             Common stock, $.10 par value - 3,165,000

           Preferred stock, no par value - None Issued

                   CREDO PETROLEUM CORPORATION

                        INDEX TO FORM 10-Q






PART I - FINANCIAL INFORMATION (UNAUDITED)
                                                                      Page
                                                                      ----

    Consolidated Balance Sheets as of July 31, 1995 and
     October 31, 1994                                                    3

    Consolidated Statements of Earnings and Changes in
     Retained Earnings for the Nine Month Periods Ended
     July 31, 1995 and 1994 and the Three Month Periods
     Ended July 31, 1995 and 1994                                        4

    Consolidated Statements of Cash Flows for the Nine
     Month Periods Ended July 31, 1995 and 1994                          5

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations - July 31, 1995               6-9



PART II - OTHER INFORMATION

    Not Applicable

                    __________________________


The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company for the periods presented.

                   CREDO PETROLEUM CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                                         July 31, 1995   October 31, 1994
                                       (Third Qtr. End)  (Fiscal Year End)
                                           Unaudited          Audited
                                       ----------------  -----------------
ASSETS
Current assets:
 Cash and cash equivalents                $   342,000      $   331,000
 Temporary cash investments                 2,228,000        2,731,000
 Receivables:
   Trade                                      202,000          145,000
   Accrued oil and gas sales                  151,000          196,000
   Accrued interest                             3,000           13,000
 Other                                         35,000           63,000
                                          -----------      -----------
                                            2,961,000        3,479,000
                                          -----------      -----------
Oil and gas properties, at cost,
 using full cost method:
 Unevaluated                                  978,000          564,000
 Evaluated                                  9,604,000        9,626,000
                                          -----------      -----------
                                           10,582,000       10,190,000
 Less accumulated depreciation,
  depletion and amortization               (5,302,000)      (4,955,000)
                                          -----------      -----------
                                            5,280,000        5,235,000
                                          -----------      -----------
Long-term assets:
 Operating rights and other
  intangible assets, net                      333,000          397,000
 Other, net                                    52,000           39,000
                                          -----------      -----------
                                              385,000          436,000
                                          -----------      -----------

                                          $ 8,626,000      $ 9,150,000
                                          -----------      -----------
                                          -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                         $   409,000      $   650,000
 Note payable                                   -              455,000
                                          -----------      -----------
                                              409,000        1,105,000
                                          -----------      -----------

Deferred income taxes                         531,000          430,000
                                          -----------      -----------

Stockholders' equity:
 Preferred stock, without par
  value, 5,000,000 shares
  authorized, none issued                       -                -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,666,000 shares issued                     366,000          366,000
 Capital in excess of par value             6,236,000        6,236,000
 Retained earnings                          1,877,000        1,689,000
 Treasury stock, at cost,
  456,000 shares in 1995 and
  400,000 in 1994                            (793,000)        (676,000)
                                          -----------      -----------
                                            7,686,000        7,615,000
                                          -----------      -----------
Commitments
                                          -----------      -----------
                                          $ 8,626,000      $ 9,150,000
                                          -----------      -----------
                                          -----------      -----------

                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION

       CONSOLIDATED STATEMENTS OF EARNINGS AND CHANGES IN
                  RETAINED EARNINGS - UNAUDITED

                             Nine Months  Nine Months   Quarter     Quarter
                                Ended        Ended       Ended       Ended
                               July 31,     July 31,    July 31,    July 31,
                                 1995         1994        1995        1994
                             -----------  -----------  ----------  ----------
Revenues:
 Oil and gas sales            $1,134,000  $1,059,000   $  366,000  $  364,000
 Operating                       317,000     310,000      101,000     102,000
 Interest and other              149,000      89,000       57,000      37,000
                              ----------  ----------   ----------  ----------
                               1,600,000   1,458,000      524,000     503,000
                              ----------  ----------   ----------  ----------
Costs and expenses:
 General and
  administrative                 432,000     417,000      145,000     145,000
 Depreciation, depletion
  and amortization               412,000     434,000      130,000     148,000
 Oil and gas production          467,000     459,000      165,000     161,000
                              ----------  ----------   ----------  ----------
                               1,311,000   1,310,000      440,000     454,000
                              ----------  ----------   ----------  ----------
Income before income taxes       289,000     148,000       84,000      49,000

Income taxes                    (101,000)    (55,000)     (30,000)    (16,000)
                              ----------  ----------   ----------  ----------

Net income                       188,000      93,000       54,000      33,000

Retained earnings,
 beginning of period           1,689,000   1,539,000    1,823,000   1,599,000
                              ----------  ----------   ----------  ----------

Retained earnings, end
 of period                    $1,877,000  $1,632,000   $1,877,000  $1,632,000
                              ----------  ----------   ----------  ----------
                              ----------  ----------   ----------  ----------


Net income per share             $ .06       $ .03        $ .02       $ .01
                                 -----       -----        -----       -----
                                 -----       -----        -----       -----

Weighted average common
 shares outstanding during
 the period                    3,214,000   3,317,000    3,204,000   3,300,000
                               ---------   ---------    ---------   ---------
                               ---------   ---------    ---------   ---------

                        See accompanying notes.

                      CREDO PETROLEUM CORPORATION

           CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                           Nine Months       Nine Months
                                              Ended             Ended
                                          July 31, 1995     July 31, 1994
                                          -------------     -------------
Operating activities:
  Net income                               $  188,000       $   93,000
    Noncash expenses included in
     net income:
    Depreciation, depletion and
     amortization                             412,000          434,000
    Deferred income taxes                     101,000           55,000
    Other                                       9,000            2,000
  Changes in assets and liabilities:
    Trade receivables                         (57,000)          10,000
    Accrued oil and gas sales                  45,000           48,000
    Accrued interest                           10,000           (3,000)
    Other                                      28,000             -
    Accounts payable                         (241,000)        (134,000)
    Income taxes currently payable               -             (65,000)
                                           ----------       ----------

Net cash provided by operating
 activities                                   495,000          440,000
                                           ----------       ----------

Investing activities:
  Oil and gas properties                     (392,000)        (255,000)
  Purchase of certificates of
   deposit and other investments             (900,000)      (3,246,000)
  Proceeds from certificates of
   deposit and other investments            1,403,000        2,781,000
  Changes in long-term assets                 (23,000)           3,000
                                           ----------       ----------

Net cash provided by (used in)
  investing activities                         88,000         (717,000)
                                           ----------       ----------

Financing activities:
  Purchase of treasury stock                 (117,000)         (76,000)
  Payoff of note payable                     (455,000)            -
                                           ----------       ----------

Net cash used by financing activities        (572,000)         (76,000)
                                           ----------       ----------

Increase (decrease) cash
  and cash equivalents                         11,000         (353,000)

Cash and cash equivalents:
  Beginning of period                         331,000          543,000
                                           ----------       ----------

  End of period                            $  342,000       $  190,000
                                           ----------       ----------
                                           ----------       ----------

                        See accompanying notes.

                   CREDO PETROLEUM CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                          July 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At third quarter-end, working capital was $2,617,000, up $243,000, or 10% from fiscal year ended October 31, 1994. Cash flow from operating activities before working capital changes totaled $710,000 for the nine months, up 22% from $584,000 in the same period last year. Cash flow was used primarily to fund oil and gas property expenditures and purchases of treasury stock.

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

    Commitments for future capital expenditures were not material at third quarter-end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.


PRODUCT PRICES, PRODUCTION AND INTEREST RATES

    Numerous uncertainties exist in the oil and gas exploration and production industry which are beyond the company's ability to predict with reasonable accuracy.

    Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in the company's gas sales and prices becoming more seasonal. Sales and prices accelerate in peak demand periods, such as the winter months, and subside during lower demand periods.

    Uncertainties also exist with respect to the supply of oil available to world markets. OPEC exercises considerable influence over the worldwide oil supply and thus the prices for petroleum products.

    The company periodically hedges the price of a portion of its natural gas and crude oil production by forward selling production in the futures markets. Realized gains or losses are recognized monthly as adjustments to oil and gas sales by matching each futures contract month to the associated production month. Unrealized gains and losses are not reflected in the accounts. At July 31, 1995, the company had pre-sold through January 1997,

390,0000 MMBtu of its future gas production in the gas futures market at an average NYMEX price of $1.91 per MMBtu. Any realized hedging gain or loss is added to the net wellhead (cash) gas price received by the company in order to calculate the company's total gas price realization. The total gas price realization will be different from (normally less than) the NYMEX hedge price due to several factors including (i) hedging less than 100% of production,
(ii) gas gathering costs, (iii) price "basis" differentials between regional pipelines and the Henry Hub market center, (iv) speculative forces causing the NYMEX and cash markets not to move uniformly, and (v) the company's timing for closing its hedges.

    The company is obligated to either deliver pre-sold gas to a NYMEX specified delivery point or to purchase "long" positions in the futures market at then prevailing prices to offset the hedge position. As of July 31, 1995, realized natural gas hedging gains totaling $119,000 were included in oil and gas sales.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                Nine Months           Nine Months
            Ended July 31, 1995   Ended July 31, 1994
            -------------------   ------------------
                                                        Percent     Percent
                                                        Volume      Price
Product     Volume    Price       Volume    Price       Change      Change
-------     ------    -----       ------    -----       -------     -------
Gas (Mcf)   340,100   $ 1.67*     304,000   $ 1.75       + 12%       -  5%
Oil (bbls)   34,200   $16.58       36,400   $14.47       -  6%       + 15%

               Three Months          Three Months
            Ended July 31, 1995   Ended July 31, 1994
            -------------------   -------------------
                                                        Percent     Percent
                                                        Volume      Price
Product     Volume    Price       Volume    Price       Change      Change
-------     ------    -----       ------    -----       -------     -------
Gas (Mcf)   103,500   $ 1.71**    101,000   $ 1.53       +  2%       + 12%
Oil (bbls)   11,200   $16.89       12,500   $16.95       - 10%         - %

               Three Months          Three Months
            Ended July 31, 1995   Ended April 30, 1995
            -------------------   --------------------
                                                        Percent     Percent
                                                        Volume      Price
Product     Volume    Price       Volume    Price       Change      Change
-------     ------    -----       ------    -----       -------     -------
Gas (Mcf)   103,500   $ 1.71**    111,700   $ 1.61***    -  7%       +  6%
Oil (bbls)   11,200   $16.89       11,000   $17.17       +  2%       -  2%

                          *   Includes a $.35 per Mcf hedging gain.
                         **   Includes a $.45 per Mcf hedging gain.
                        ***   Includes a $.41 per Mcf hedging gain.

    The interest rate earned on short-term investments averaged approximately 6.2% for the nine months ended July 31, 1995 compared to 4.3% in the same period of 1994. For the third quarter, the rate averaged 6.8% compared to 4.6% for the same quarter last year and 6.3% in the immediately preceding quarter. Current interest rates available to the company for one year certificates of deposit are approximately 5.75%.

INCOME TAXES

    The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined by using the tax rate in effect at that time.

    The total future deferred income tax liability under SFAS 109 is extremely complicated for an oil company to calculate due in part to the long-lived nature of depleting oil and gas reserves. Accordingly, the liability is subject to continual revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.


RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 1995 COMPARED TO NINE MONTHS ENDED JULY 31, 1994

    For the first nine months of 1995, net income increased 102% to $188,000 compared to $93,000 last year.

    Total revenues increased 10% to $1,600,000 in 1995 compared to $1,458,000 last year. Oil and gas sales increased $75,000, or 7%. With respect to product prices, as the table on page 7 shows, gas price realizations fell 5% to $1.67 per Mcf and oil price realizations rose 15% to $16.58 per barrel. The net effect of these price changes was to increase oil and gas sales by $63,000. Net wellhead gas prices averaged only $1.32 per Mcf for the first nine months of 1995 but were supplemented by gas hedging gains of $.35 per Mcf. With respect to sales volumes, as the table on page 7 shows, gas volumes increased 12% and oil volumes declined 6%. The net effect of these volume changes was to increase oil and gas sales by $12,000. The gas volume increase was due to three newly drilled wells placed on stream early in fiscal 1995 together with production from an acquisition made in the fourth fiscal quarter of last year. These volume increases were partially offset by a one month shut-in of the company's largest gas producing property due to compressor and pipeline reconfiguration work, and a two month shut-in of 14 gas wells due to low gas prices. The decline in oil volume reflects shut-ins, temporary mechanical problems on one of the company's larger oil producing properties, and the sale of several marginal wells. Operating income increased slightly. Interest and other income increased due to higher yields on temporary cash investments.

    Total costs and expenses increased slightly to $1,311,000 in the first nine months of 1995 compared to $1,310,000 in the same period last year. General and administrative expenses increased 4% due to the timing of certain expenditures. Depreciation, depletion and amortization and oil and gas production expense variations were nominal. The effective income tax rate was 35% in 1995 compared to 37% last year.

QUARTER ENDED JULY 31, 1995 COMPARED TO QUARTER ENDED JULY 31, 1994

    In the third quarter of fiscal 1995, net income was $54,000 compared to $33,000 in the same period last year.

    Total revenues increased 4% to $524,000 in the third quarter of 1995 compared to $503,000 in the same period last year. Oil and gas sales increased by $2,000. With respect to product prices, as the table on page 7 shows, gas price realizations increased 12% to $1.71 per Mcf and oil price realizations were virtually unchanged at $16.89 per barrel. The net effect of these price changes was to increase oil and gas sales by $18,000. Net wellhead gas prices averaged only $1.26 per Mcf for the 1995 quarter but were supplemented by gas hedging gains of $.45 per Mcf. With respect to sales volumes, as the table on page 7 shows, gas volumes increased 2% and oil volumes declined 10%. The net effect of these volume changes was to reduce oil and gas sales by $16,000.
The gas volume increase was due to three newly drilled wells placed on stream early in fiscal 1995 together with production from an acquisition made in the fourth fiscal quarter of last year. The volume increase from these activities was partially offset by a one month shut-in of the company's largest gas producing property due to compressor and pipeline reconfiguration work and a two month shut-in of 14 gas wells due to low gas prices. The decline in oil volume reflects shut-ins, temporary mechanical problems on one of the company's larger oil producing properties, and the sale of several marginal wells. Operating income was about the same as last year. Interest and other income increased due to higher yields on temporary cash investments.

    Total costs and expenses decreased 3% to $440,000 in the third quarter compared to $454,000 for the same period last year. General and administrative expenses were unchanged from the prior year. Depreciation, depletion and amortization declined 12% because of lower product volumes as discussed above combined with increased reserves in 1995 due to the reserve acquisition made in the fourth fiscal quarter of last year. Oil and gas production expenses increased 3% due to wells added by acquisitions and drilling. Income taxes were provided at a 35% effective rate in the third quarter of 1995 compared to 33% in the prior year.

QUARTER ENDED JULY 31, 1995 COMPARED TO QUARTER ENDED APRIL 30, 1995

    In the third quarter of 1995, net income was $54,000 compared to $48,000 in the second quarter of 1995.

    Total revenues increased to $524,000 compared to $520,000 in the preceding quarter. Oil and gas sales declined $2,000. With respect to product prices, as the table on page 7 shows, gas price increased 6% to $1.71 per Mcf and oil price realizations fell 2% to $16.89 per barrel. The net effect of these price changes was to increase oil and gas sales by $4,000. Net wellhead gas prices averaged $1.71 and $1.61 per Mcf, respectively, for the quarters. These prices were supplemented by gas hedging gains of $.45 and $.41 per Mcf, respectively. With respect to sales volumes, as the table on page 7 shows, gas volumes declined 7% and oil volumes increased 2%. The net effect of these volume changes was to reduce oil and gas sales by $6,000. The gas volume decline was due to a two month shut-in of 14 gas wells due to low gas prices.

    Operating income declined slightly. Interest and other income increased due to higher yields on temporary cash investments.

    Total costs and expenses increased 2% to $440,000 in the third quarter compared to $447,000 in the second quarter. Oil and gas production costs increased 4% reflecting increased workover and repair activity. Depreciation, depletion and amortization decreased as a result of the lower overall production volumes discussed above. General and administrative expenses decreased 2% due to the timing of certain expenditures. Income tax expense was provided at an effective rate of 35% in both quarters.


                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CREDO PETROLEUM CORPORATION



                             By:   /s/ James T. Huffman
                                  ------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer




                             By:   /s/ B. J. Sullivan
                                  ------------------------
                                  B. J. Sullivan
Date: September 14, 1995          Vice President-Finance