Form 10-K405
period 1995-10-31
CREDO PETROLEUM CORP
filed 1996-01-29
CIK 277924

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


------------------------------------------------------------------------------
                                  FORM 10-K
------------------------------------------------------------------------------

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                              ACT OF 1934
                  For The Fiscal Year Ended October 31, 1995


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE
---                                 ACT OF 1934

           For the transition period               to
                                     -------------    --------------


                        Commission File Number 0-8877



------------------------------------------------------------------------------
                           CREDO PETROLEUM CORPORATION
------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)

         Colorado                                84-0772991
 (State of incorporation)         (I.R.S. employer identification number)

             1801 Broadway, Suite 900, Denver, Colorado 80202-3837 (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (303) 297-2200

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.10 Par Value
             3,130,000 Shares Outstanding, Net of Treasury Stock,
                 at the Close of Business on December 31, 1995
                    (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----
As of December 31, 1995, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,879,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy Statement to be filed with the Commission in connection with the company's 1996 Annual Meeting.

                                   PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ("CREDO") was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ("SECO", "United" and collectively "the company"), are Denver, Colorado based independent oil and gas companies which engage in oil and gas acquisition, exploration, development and production activities mostly in the Mid-Continent and Rocky Mountain regions of the United States. The company operates in nine states and has nine employees. References to years as used in this report indicate fiscal years ended October 31.

In 1988, CREDO purchased all of the outstanding stock of United, then an Oklahoma City based oil and gas exploration and production company. United operates exclusively in Oklahoma. In 1987, CREDO purchased all of the outstanding common stock of SECO, then a Casper, Wyoming based oil and gas company. SECO is primarily a royalty company with both developed and undeveloped property interests in major producing basins in the Rocky Mountain Region. Both United and SECO are now based in Denver, Colorado and operate as separate corporations and hold property title in their respective corporate names.

The company's primary business activities are (i) oil and gas production, (ii) operations of oil and gas properties for the company's interest and for the interests of third parties, (iii) purchasing producing oil and gas properties, and (iv) exploration for and development of oil and gas reserves.

Oil and Gas Operations

Operations are conducted primarily in the Mid-Continent and Rocky Mountain regions of the United States. The company owns producing and non-producing property interests in nine states.

The company's staff oversees the operations of existing properties and evaluates property acquisition opportunities and drilling prospects. Operations are concentrated on shallow to medium depth properties. A portion of the funds necessary for acquisition, exploration or development of properties is raised through farmouts, joint ventures, or other similar types of cost sharing arrangements. Involvement of outside participants reduces the company's return on individual successful ventures. However, it limits the company's risk to unsuccessful ventures and provides exposure to a larger volume of activities than would otherwise be possible.

The company acts as "operator" of 73 producing, water injection and water disposal wells pursuant to standard industry Operating Agreements. In addition, the company is general partner of six private limited partnerships. The Partnerships are in the production stage of operations.

Markets and Customers

Marketing of the company's oil and gas production is influenced by many factors which are beyond the company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, changes in market prices, regulatory changes, and actions of major foreign producers.

The company sells its oil production to crude oil purchasing companies at competitive field prices. Crude oil and condensate production are readily marketable. Crude oil is cost efficiently transportable from production centers to demand centers and is, therefore, subject to world-wide supply and demand. Oil prices are primarily dependent upon available oil supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions such as the Persian Gulf War in 1991.

Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in prices received by the company being subject to significant fluctuations. Prices tend to rise in peak demand periods such as fall and winter and to decline during lower demand periods. The company presently sells most of its gas through short-term contracts with terms of one year or less which are designed to obtain the best available prices and deliverabilities. Virtually all of the company's gas contracts provide for prices based on monthly spot prices for the applicable market area. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

The company periodically hedges the price of a portion of its natural gas and crude oil production by forward selling in the futures markets. Information concerning hedging activities is contained in Note (1) to the Consolidated Financial Statements.

Information concerning the company's major customers is included in Note (6) to the Consolidated Financial Statements. The company's ability to market its oil and gas is generally not dependent on a single purchaser.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding oil and gas markets and prices.

Competition and Regulation

The oil and gas industry is intensively competitive. The company competes with larger more well established oil and gas companies including, on occasion, major companies. The significant areas of competition are in acquiring oil and gas reserves, acquiring leases for drilling or development, and selling natural gas. The primary competitive factors for acquisitions are the price the company is willing to pay and the financial resources readily available to the company to fund acquisitions. The primary factors which affect the company's ability to sell its natural gas include proximity to markets, proximity to and capacity of natural gas pipelines and transportation and processing facilities, and quantities of gas which can be aggregated for sale. Although both oil and gas are generally readily saleable at market prices, they compete for market share with each other and with other energy sources such as coal and nuclear power.

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 1996.

No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed. However, it is anticipated that the aggregate burden of Federal, state and local taxes and regulations will continue to increase.

ITEM 2. PROPERTIES

General

During 1995, the company participated in drilling and new zone recompletions on six gas wells and three oil wells located in Oklahoma and Wyoming of which seven were successful and two resulted in dry holes. The company purchased new or additional interests in 48 wells located mostly in areas of Oklahoma where it has existing operations. Undeveloped acreage was acquired mostly in areas of Wyoming and Utah which are known for natural gas reserve potential. Total 1995 property expenditures were $710,000. During the year, the company sold its interest in 34 marginally economic wells all of which were company operated. In addition, the company sold, or farmed out for drilling, its interest in several undeveloped leases. Sales proceeds received totaled $191,000.

During 1994, the company purchased interests in 48 producing wells in Oklahoma including a 7% interest in 13 gas wells located in the Southfork Field of Woods County, Oklahoma. In addition, the company participated, with interests ranging up to 50%, in drilling three gas wells in Oklahoma all of which were successful. The company also purchased acreage on approximately 15 gas drilling prospects in Oklahoma and four gas drilling prospects in southwest Wyoming. Total 1994 property expenditures were $1,065,000.

In 1993, the company expanded its producing property base in Oklahoma through purchasing interests in 20 separate wells. These purchases included a 100% interest in Pine Cary Sand Unit located in Okfuskee County, Oklahoma. The company also purchased acreage on several natural gas drilling prospects in southwest Wyoming mostly for the Frontier and Dakota sands at 7,000 to 9,000 feet. Total 1993 property expenditures were $470,000.

Approximately 61% of the value of the company's estimated reserves is represented by 40 producing properties which are located in 23 separate fields in six states. The most significant producing property is Bear Creek Field located in Converse County, Wyoming, in which the company owns a 52.2% working interest. The company's share of 1995 production from this one well field was 1,800 barrels of oil and 91 million cubic feet of gas. The company's share of estimated proved developed reserves attributable to the field at November 1, 1995 was 17,900 barrels of oil and 773 million cubic feet of gas. Bear Creek Field is primarily a gas property with associated condensate production. It is a mature producing property having produced over six billion cubic feet of gas and 500,000 barrels of oil over its thirty year life.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

In 1995, 1994 and 1993, McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 60%, 61% and 53%, respectively, of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years.

At October 31, 1995, oil represented 29% and natural gas represented 71% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (6) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $16.31, $16.22 and $15.45 per barrel for oil and $1.34, $1.38 and $1.61 per Mcf for gas as of October 31, 1995, 1994 and 1993, respectively. Amounts do not include estimates of future Federal and state income taxes.


                                                       Estimated Future
               Oil         Gas       Estimated Future    Net Revenues
Year         (bbls)       (Mcf)       Net Revenues     Discounted at 10%
---------------------------------------------------------------------------
1995       363,000*    5,364,000*      $7,781,000      $4,842,000
1994       363,000*    5,188,000*      $7,877,000      $4,885,000
1993       382,000     3,654,000       $6,695,000      $4,165,000


* Of 1995 and 1994 amounts, proved developed reserves were 363,000 and 363,000 barrels of oil and 5,112,000 and 4,936,000 Mcf of gas, respectively.


Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.


                       1995                 1994                 1993
------------------------------------------------------------------------------
Product          Volume     Price      Volume     Price    Volume    Price
------------------------------------------------------------------------------
Gas (Mcf)        458,000     $ 1.65*    403,000   $ 1.66    398,000   $ 1.74
Oil (bbls)         5,000**   $16.43      49,000   $14.86     49,000   $17.06


* Includes natural gas hedging gains totaling $.35 per Mcf.
** Decline in oil production mostly due to sale of 34 marginal oil wells during the year.


Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.13, $5.15 and $5.23 per barrel in 1995, 1994 and 1993, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 1995 totaled 13,200 net and 74,200 gross acres. At October 31, 1995, the company owned working interests in 41.53 net (136 gross) wells consisting of 21.73 net (55 gross) oil wells and
19.37 net (81 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 167 oil and gas wells. In 1995, the company divested of 17.04 net (34 gross) wells. In the same period, the company acquired interests in .60 net (3 gross) wells in which it did not previously own an interest, and 3.24 net (45 gross) wells where the company previously owned an interest.

Undeveloped Acreage

The following table sets forth the number of undeveloped acres which will expire during the next five fiscal years (and thereafter) unless production is established in the interim. Undeveloped acres "held-by-production" represent the undeveloped portions of producing leases which will not expire until commercial production ceases. A "Net Royalty Acre" is the equivalent of a 12.5% royalty or production payment interest in one net working interest acre under lease.


                                                           Working
                      Royalty Interest Acreage         Interest Acreage
-----------------------------------------------------------------------
    Expiration                              Net
   Year Ending                            Royalty
   October 31       Gross       Net        Acres      Gross        Net
-----------------------------------------------------------------------
     1996             2,600      2,600      300        1,400      1,200
     1997             1,900      1,900      -          2,200        600
     1998               -          -        -          1,300        300
     1999             4,000      4,000      -          8,400      3,800
     2000               -          -        -          7,800      3,500
   Thereafter         5,300      5,300      -         40,000     13,700
Held-By-Production  105,400     84,400    7,600        7,000      1,700
-----------------------------------------------------------------------
                    119,200     98,200    7,900       68,100     24,800
=======================================================================


The acreage in the above table is located in nine states including Oklahoma, Texas, Colorado, Wyoming, North Dakota and Utah.

In general, "royalty" and "production payment" interests are non-operated interests which are not burdened by costs of exploration or lease operations, while "working interests" have operating rights and participate in such costs. Operating rights in leases underlying the company's royalties are held by others and, therefore, the company cannot compel exploration or development of the leases nor can it control costs of operations. For purposes hereof, royalty and production payment interests are referred to collectively as royalty interests.

Drilling and New Zone Recompletions

The following tables set forth the number of gross and net oil and gas wells in which the company has participated and the results thereof for the periods indicated.


                                  Gross Wells
------------------------------------------------------------------------------

Year Ended  Total Gross         Exploratory              Development
                              ----------------        ------------------
October 31     Wells          Oil    Gas    Dry       Oil    Gas    Dry
------------------------------------------------------------------------------
   1995          9          2        2        2        -      3     -
   1994          3          -        1        -        -      2     -
   1993          1          -        -        1        -      -     -
 1978-1992     119          7       24       66       15      3     4
------------------------------------------------------------------------------
               132          9       27       69       15      8     4
==============================================================================



                                    Net Wells
-------------------------------------------------------------------------
Year Ended  Total Net           Exploratory              Development
                              ------------------      ----------------
October 31     Wells          Oil    Gas    Dry       Oil    Gas    Dry
-------------------------------------------------------------------------
   1995         2.168        .150    .475     .975       -   .568     -
   1994          .616          -     .500       -        -   .116     -
   1993          .235          -       -      .235       -     -      -
 1978-1992     18.906        .791   2.776    9.270    4.350  .235  1.484
-------------------------------------------------------------------------
               21.925        .941   3.751   10.480    4.350  .919  1.484
=========================================================================


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995

                                   PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The company's common stock is traded on the National Association of Securities Dealers Automated Quotation System under the symbol "CRED".

Market quotations shown below were reported by the National Association of Securities Dealers, Inc. and represent prices between dealers excluding retail mark-up or commissions.


                               1995                        1994
----------------------------------------------------------------------------
Fiscal Quarter Ended      High      Low               High      Low
----------------------------------------------------------------------------
January 31                $1.75     $1.56             $2.06     $1.63
April 30                   1.88      1.63              1.88      1.63
July 31                    1.88      1.63              1.81      1.63
October 31                 1.75      1.50              1.81      1.63


At December 31, 1995, the company had 4,830 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.

ITEM 6.  SELECTED FINANCIAL DATA


October 31                 1995        1994        1993        1992        1991
--------------------------------------------------------------------------------------
Revenues               $2,129,000  $1,931,000  $2,123,000  $2,064,000  $1,890,000
Net income (loss)
 before accounting
 change and
 extraordinary item       251,000     150,000    (375,000)*  (126,000)*   293,000
Net income (loss)         251,000     150,000    (576,000)** (126,000)    293,000
Per share amounts:
 Before tax
  accounting change          $.08        $.05       $(.11)*     $(.04)*      $.08
 After tax
  accounting change           .08         .05        (.17)**     (.04)        .08

Total assets           $8,718,000  $9,150,000  $8,447,000  $9,159,000  $9,620,000
Long-term debt               -           -           -           -           -
Stockholders'
 equity                 7,688,000   7,615,000   7,577,000   8,235,000   8,485,000


* Includes a $556,000, net of tax, non-cash write-down in the carrying value of oil and gas properties in 1993, and a $280,000 write-down in 1992.

** In addition to the non-cash write-down discussed above, 1993 includes a one time, non-cash accounting charge of $201,000 for the effect of adopting Statement of Financial Standards No. 109, Accounting for Income Taxes.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The company's working capital and cash flow represent a significant capital resource and source of liquidity. At fiscal year-end, October 31, 1995, working capital was $2,575,000, up 8% from last year. Cash generated by operating activities totaled $827,000 in 1995. Working capital and cash flow were used primarily to fund oil and gas acquisition and development expenditures totaling $710,000 and to purchase treasury stock for $178,000.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 1996 operations. However, if the company were to make one or more major acquisitions during the coming year, issuance of additional stock, bank borrowings or other forms of debt financing might be considered. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Commitments for future capital expenditures were not material at fiscal year-end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can normally plan expenditures to coincide with available funds.

The company has no defined benefit plans and no obligations for post retirement employee benefits.

Product Prices, Production and Interest Rates

As discussed in Item I., Markets and Customers, numerous uncertainties exist in the oil and gas industry which could adversely affect the company and which are beyond the company's ability to predict with reasonable accuracy.

Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in gas prices received by the company being subject to significant fluctuations. Prices tend to rise in peak demand periods such as the fall and winter, and to decline during lower demand periods.

Uncertainties also exist with respect to the supply of oil available to world markets. OPEC and world events such as the Persian Gulf War significantly influence world-wide supply and prices for petroleum products.

Volatile gas and oil prices have increasingly become a reality for the energy business. Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has occasionally hedged product prices by forward selling a portion of its production in the futures market. This is done when, in the company's opinion, the current price of a product is adequate to insure reasonable returns and when downside price risks appear to be substantial. At
October 31, 1995, the company had no significant hedge positions. During fiscal 1995, the company hedged a substantial portion of its gas production. Hedging gains for fiscal 1995 totaled $161,000, or $.35 per Mcf of gas produced. The hedging gain is included in revenues from oil and gas sales. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased.

Oil and gas sales volume and price comparisons for the indicated years ended October 31 are set forth below.


                    1995                 1994                  1993
-------------------------------------------------------------------------
Product      Volume     Price      Volume     Price      Volume     Price
-------------------------------------------------------------------------
Gas (Mcf)   458,000    $ 1.65*     403,000   $ 1.66      398,000   $ 1.74
Oil (bbls)   45,000**  $16.43       49,000   $14.86       49,000   $17.06


*  Includes natural gas hedging gains totaling $.35 per Mcf.
** Decline in oil production due to sale of 34 marginal oil wells during the year.


The average interest rate earned on short-term investments was 6.4% in 1995, 4.1% in 1994, and 4.7% in 1993. Current interest rates available to the company are approximately the same as the prior year.

Acquisitions and Exploration

During 1995, the company participated in drilling and new zone recompletions on six gas wells and three oil wells located in Oklahoma and Wyoming of which seven were successful and two resulted in dry holes. The company purchased new or additional interests in 48 wells located mostly in areas of Oklahoma where it has existing operations. Undeveloped acreage was acquired mostly in areas of Wyoming and Utah which are known for natural gas reserve potential. Total 1995 property expenditures were $710,000. During the year, the company sold its interest in 34 marginally economic wells all of which were company operated. In addition, the company sold, or farmed out for drilling, its interest in several undeveloped leases. Sales proceeds received totaled $191,000.

During 1994, the company purchased interests in 48 producing wells in Oklahoma including a 7% interest in 13 gas wells located in the Southfork Field of Woods County, Oklahoma. In addition, the company participated, with interests ranging up to 50%, in drilling three gas wells in Oklahoma all of which were successful. The company also purchased acreage on approximately 15 gas drilling prospects in Oklahoma and four gas drilling prospects in southwest Wyoming. Total 1994 property expenditures were $1,065,000.

Results of Operations

In 1995, total revenues rose 10% to $2,129,000 compared to $1,931,000 in 1994 with oil and gas sales accounting for 49% of the increase. As the above oil and gas price/volume table shows gas price realizations fell slightly to $1.65 per Mcf and oil price realizations rose 11% to $16.43 per barrel. The net effect of these price changes was to increase oil and gas sales by $91,000. Net wellhead gas prices averaged $1.30 per Mcf for 1995 but were supplemented by gas hedging gains of $.35 per Mcf. Gas volumes increased 14% and oil volumes declined 8%. The net effect of these volume changes was to increase oil and gas sales by $6,000. The gas volume increase was primarily due to wells placed on stream early in fiscal 1995 together with production from acquisitions made in the fourth fiscal quarter of last year. Gas volume increases were partially offset by periodic shut-in of some large gas properties during the year due primarily due to low gas prices. The decline in oil volumes is mostly due to sale of 34 gross (17 net) marginal oil wells during the year and loss of oil volumes associated with curtailed gas production. Operating income increased slightly. Interest and other income increased due to higher yields on temporary cash investments.

Total revenues for 1994 declined 13% to $1,931,000 compared to $2,123,000 in 1993 with oil and gas sales accounting for 74% of the decline. As the above oil and gas price/volume table shows, the $146,000, or 9%, decline in oil and gas sales was due solely to 13% lower oil prices and a 5% decline in gas prices. Operating income decreased $37,000 due primarily to several one-time revenue items included in 1993. Interest and other income declined $9,000 due to lower average interest rates received in 1994 compared to 1993.

In 1995, total costs and expenses increased 3% to $1,751,000 compared to $1,702,000 in 1994. Depreciation, depletion and amortization ("DD&A") for 1995 increased 3% compared to 1994 due primarily to increased production in 1995 resulting from acquisitions and drilling. Oil and gas production expenses increased 4% due mostly to additions of interests in wells where the company already owned an interest. General and administrative expenses increased slightly primarily as a result of inflationary pressures on administrative costs. The effective tax rate was approximately 35% for both years.

In 1994, total costs and expenses (before the impairment of property costs in 1993) decreased 9% to $1,702,000 compared to $1,864,000 in 1993. DD&A for
1994 decreased 25% compared to 1993 due primarily to increased reserves in 1994 resulting from acquisitions and drilling, and higher than normal DD&A in 1993. Oil and gas production expenses decreased 2% from 1993. General and administrative expenses increased 4% primarily as a result of inflationary pressures on administrative costs. The effective tax rate declined from 38% to 35%.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                    Page
                                                                    -----
Consolidated Balance Sheets, October 31, 1995 and 1994               11

Consolidated Statements of Operations for the Three Years Ended
 October 31, 1995                                                    12

Consolidated Statements of Stockholders' Equity for
 the Three Years Ended October 31, 1995                              13

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 1995                                              14

Notes to Consolidated Financial Statements                           15

Independent Auditors' Reports                                        21

CONSOLIDATED BALANCE SHEETS
October 31, 1995 and 1994


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


Assets                                                   1995            1994
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                          $  130,000      $  331,000
  Temporary cash investments                          2,580,000       2,731,000
  Receivables:
    Trade                                               129,000         145,000
    Accrued oil and gas sales                           169,000         196,000
    Accrued interest                                      6,000          13,000
   Other                                                 34,000          63,000
--------------------------------------------------------------------------------
                                                      3,048,000       3,479,000
--------------------------------------------------------------------------------
Oil and gas properties, net, at cost,
  using full cost method:
    Unevaluated                                         709,000         564,000
    Evaluated                                         4,601,000       4,671,000
--------------------------------------------------------------------------------
                                                      5,310,000       5,235,000
--------------------------------------------------------------------------------
Long-term assets:
  Operating rights and other
    intangible assets, net                              312,000         397,000
  Other, net                                             48,000          39,000
--------------------------------------------------------------------------------
                                                        360,000         436,000
--------------------------------------------------------------------------------
                                                     $8,718,000      $9,150,000
================================================================================




Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                   $  473,000      $  650,000
  Note payable                                             -            455,000
--------------------------------------------------------------------------------
                                                        473,000       1,105,000
--------------------------------------------------------------------------------
Deferred income taxes                                   557,000         430,000
--------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, without par value, 5,000,000
    shares authorized, none issued                         -               -
  Common stock, $.10 par value, 20,000,000
    shares authorized, 3,666,000 shares issued          366,000         366,000
   Capital in excess of par value                     6,236,000       6,236,000
   Retained earnings                                  1,940,000       1,689,000
   Treasury stock, at cost, 507,000 shares in
     1995 and 400,000 shares in 1994                   (854,000)       (676,000)
--------------------------------------------------------------------------------
                                                      7,688,000       7,615,000
--------------------------------------------------------------------------------
Commitments
--------------------------------------------------------------------------------
                                                     $8,718,000      $9,150,000
================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                      1995              1994               1993
--------------------------------------------------------------------------------
Revenues:

  Oil and gas sales             $1,493,000        $1,396,000         $1,542,000

  Operating                        416,000           414,000            451,000

  Interest and other               220,000           121,000            130,000
--------------------------------------------------------------------------------
                                 2,129,000         1,931,000          2,123,000
--------------------------------------------------------------------------------

Costs and expenses:

  General and administrative       600,000           593,000            572,000

  Depreciation, depletion and
    amortization                    529,000          512,000            680,000

  Impairment of property costs         -                -               860,000

  Oil and gas production            622,000          597,000            612,000
--------------------------------------------------------------------------------
                                  1,751,000        1,702,000          2,724,000
--------------------------------------------------------------------------------

Income (loss) before
  income taxes and change
  in accounting principal           378,000          229,000           (601,000)

Income taxes                       (127,000)         (79,000)           226,000
--------------------------------------------------------------------------------

Income (loss) before effect
  of change in accounting
  principle                          251,000         150,000           (375,000)

Cumulative effect of income
  tax accounting change                  -              -              (201,000)
--------------------------------------------------------------------------------
Net income (loss)                 $  251,000      $  150,000         $ (576,000)
================================================================================

Income (loss) per share
  before cumulative effect
  of change in accounting
  principle                             $.08            $.05              $(.11)

Cumulative effect of income
  tax accounting change                   -               -                (.06)
--------------------------------------------------------------------------------
Net income (loss) per share             $.08            $.05              $(.17)
================================================================================
Weighted average common shares
  outstanding during the period    3,203,000       3,308,000          3,336,000
================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------



                                            Capital In                         Total
                          Common Stock      Excess Of   Retained  Treasury   Stockholders'
                       -------------------
                       Shares    Amount     Par Value   Earnings    Stock      Equity
-------------------------------------------------------------------------------------------
Balances,
  November 1, 1993     3,655,000  $365,000   $6,237,000  $2,115,000  $(482,000) $8,235,000

Purchase of treasury
  stock                     -         -            -           -       (82,000)   (82,000)

Shares issued on
  exercise of stock
  option                  60,000     6,000       79,000        -          -        85,000

Shares received
  and canceled
  on exercise of
  stock option           (49,000)   (5,000)     (80,000)       -          -       (85,000)

Net loss                    -         -            -       (576,000)      -      (576,000)
------------------------------------------------------------------------------------------




Balances,
  October 31, 1993     3,666,000   366,000    6,236,000   1,539,000   (564,000) 7,577,000

Purchase of treasury
  stock                     -         -            -           -      (112,000)  (112,000)

Net income                  -         -            -        150,000       -       150,000
------------------------------------------------------------------------------------------




Balances,
  October 31, 1994     3,666,000   366,000    6,236,000   1,689,000   (676,000) 7,615,000

Purchase of treasury
  stock                     -         -            -           -      (178,000)  (178,000)

Net income                  -         -            -        251,000       -       251,000
------------------------------------------------------------------------------------------





Balances,
  October 31, 1995     3,666,000  $366,000   $6,236,000  $1,940,000  $(854,000)$7,688,000
==========================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                               1995          1994          1993
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Income (loss) before effect of
    change in accounting principle      $   251,000   $   150,000   $  (375,000)
  Noncash expenses included in
    net income (loss):
      Depreciation, depletion and
        amortization                        529,000       512,000       680,000
      Impairment of property costs              -             -         860,000
      Deferred income taxes                 127,000       123,000      (301,000)
      Other                                  18,000        16,000        15,000
  Changes in assets and liabilities:
    Trade receivables                        16,000        82,000       (72,000)
    Accrued oil and gas sales                27,000        41,000       (21,000)
    Accrued interest                          7,000        (7,000)        8,000
    Other current assets                     29,000       (35,000)        5,000
    Accounts payable                       (177,000)      162,000       (31,000)
    Income taxes payable                       -          (75,000)       75,000
--------------------------------------------------------------------------------
Net cash provided by operating activities   827,000       969,000       843,000
--------------------------------------------------------------------------------


Cash flows from investing activities:

  Increase in oil and gas properties, net  (519,000)   (1,065,000)     (470,000)
  Purchases of certificates of deposit
    and other investments                (1,475,000)   (2,849,000)   (3,172,000)
  Proceeds from certificates of deposit
    and other investments                 1,966,000     2,750,000     2,974,000
  Investments in managed fund              (340,000)     (347,000)     (100,000)
  Other                                     (27,000)      (13,000)        1,000
--------------------------------------------------------------------------------
Net cash used in investing activities      (395,000)   (1,524,000)     (767,000)
--------------------------------------------------------------------------------


Cash flows from financing activities:
  Purchase of treasury stock               (178,000)     (112,000)      (82,000)
  Proceeds from (payment of) short-term
    note payable                           (455,000)      455,000          -
--------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                     (633,000)      343,000       (82,000)
--------------------------------------------------------------------------------


Decrease in cash
  and cash equivalents                     (201,000)     (212,000)       (6,000)


Cash and cash equivalents:
  Beginning of year                         331,000       543,000       549,000
--------------------------------------------------------------------------------
End of year                             $   130,000   $   331,000   $   543,000
================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of CREDO Petroleum Corporation and its wholly owned subsidiaries (the "company"). The company engages in oil and gas acquisition, exploration, development and production activities in the United States. Certain operations are conducted through six private limited partnerships (the "Partnerships") which, as general partner, the company manages and controls. The company's general and limited partner interests in the Partnerships are combined on the proportionate share basis in accordance with accepted industry practice. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts.

Cash Equivalents and Temporary Cash Investments

Cash equivalents include highly liquid investments with original maturities of three months or less. Temporary cash investments are certificates of deposit and U.S. Treasury notes which are reasonably expected to mature or to be liquidated within twelve months. Market value approximates cost.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled $108,000 in 1995 and 1994. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonments costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. During 1993, the company recorded an $860,000 non-cash write-down of the carrying value of its oil and gas properties due to this limitation on capitalized costs. The Financial Accounting Standards Board has recently issued a statement which governs determining impairment of long-lived assets. The company does not believe that the standard will have a material effect on the financial statements.

Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization rate per equivalent barrel produced was $3.66 in 1995, $3.68 in 1994 and $5.09 in 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $145,000 and $373,000 were incurred in 1995 and 1994, respectively.

Operating Rights And Other Intangible Assets

Operating rights represent contractual agreements designating the company to conduct and supervise the day to day operations of a well in return for a specified monthly fee. Amortization of purchased operating rights is based on the relationship of the number of months of operations to the estimated economic lives of the wells. Amortization was $85,000 in each of the three years ended October 31, 1995. Accumulated amortization was $592,000 and $507,000 at October 31, 1995 and 1994, respectively.

Natural Gas And Crude Oil Price Hedging

The company periodically hedges the price of its oil and gas production. Hedging transactions relate to anticipated production volumes and take the form of forward, or "short", selling all or part of such volumes in the futures market. Hedges are closed by purchasing offsetting "long" positions. The company may hedge its production when the potential for significant downward price movement is anticipated. Hedges are generally expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if company believes that the potential for such movement has abated. The company's most significant hedging risk is that cash prices in markets where the company sells its products will not move in tandem with futures market prices, and thus, that gains or losses in one market will not be fully offset by opposite moves in the other market. Hedging gains or losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Hedging gains totaled $161,000 in 1995 and were not significant in 1994.

Per Share Amounts

Per share amounts are computed on the basis of the weighted average number of common shares outstanding during the year. The assumed exercise of stock options is not included because the effect would be immaterial.

(2)  COMMON STOCK AND PREFERRED STOCK

During fiscal 1995 and 1994, the company acquired 107,000 and 67,000 shares of its common stock at a total cost of $178,000 and $112,000, respectively.
These transactions have been recorded as treasury stock.

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

A non-qualified stock option plan and an incentive stock option plan (ISO), approved by the company's shareholders, authorize granting of options to directors, officers and employees to purchase shares of common stock. As of October 31, 1995 210,000 shares had been reserved for issuance under the plans. Options under both plans are granted at the fair market value of the company's common stock on the date of grant. Options granted under the non qualified plan become exercisable in annual increments of 25% beginning with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
the date of grant and expire on the sixth anniversary date if unexercised. Options granted under the ISO plan become exercisable in annual increments of 25% beginning with the first anniversary date of the grant and expire on the fifth anniversary date if unexercised. There were no option transactions in 1995. During 1994, options to purchase 60,000 shares at $1.31 were purchased by the company and allowed to expire, and no options were granted or canceled. At October 31, 1995, options to purchase 75,000 shares were outstanding at $1.88 per share and all such options were exercisable.

The Financial Accounting Standards Board has recently issued a statement which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The company does not presently intend to adopt such fair value accounting but will make the related disclosures as required by the statement.

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement effective May 1, 1991 which was amended effective January 1, 1996. The lease agreement requires payments of $40,000 in 1996 escalating ratably over five years to $45,000 in 2001. Total rental expense in fiscal 1995, 1994 and 1993 was $41,000, $38,000 and $41,000, respectively. The company has no capital leases and no other operating lease commitments.

(4)  INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. Accordingly, income tax provisions increase or decrease in the same year in which a change in tax rates is enacted.

The company adopted the asset and liability method of accounting for deferred income taxes effective November 1, 1992, and recorded a $201,000, or $.06 per share, charge against 1993 earnings for the cumulative effect of the change.

The income tax expense (credit) recorded in the Consolidated Statements of Operations consists of the following:



Years Ended October 31                   1995             1994             1993
--------------------------------------------------------------------------------
Current                             $    -            $(44,000)       $  75,000
Deferred                              127,000          123,000         (301,000)
--------------------------------------------------------------------------------
                                    $ 127,000         $ 79,000        $(226,000)
================================================================================


The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:



Years Ended October 31                           1995         1994         1993
--------------------------------------------------------------------------------
Federal statutory income tax rate (benefit)        34%          34%         (34)%
Effect of graduated tax rates                       2           10           (2)
State income taxes                                  2            5           (2)
Percentage depletion                               (5)         (14)          (2)
Other, net                                          1           (1)           2
--------------------------------------------------------------------------------
                                                   34%          34%         (38)%
================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 1995 and 1994 are as follows:



October 31                                            1995                 1994
--------------------------------------------------------------------------------
Deferred tax assets:
  Percentage depletion carryforwards             $ 231,000            $ 202,000
  Alternative minimum tax carryforwards             45,000               45,000
  Net operating loss carryforwards                  53,000               66,000
  Investment tax credit carryforwards               20,000               20,000
--------------------------------------------------------------------------------
  Total deferred tax assets                        349,000              333,000
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Intangible drilling, leasehold and
    other exploration costs capitalized
    for financial reporting purposes but
    deducted for tax purposes                     (842,000)            (709,000)
   State taxes and other                           (64,000)             (54,000)
--------------------------------------------------------------------------------
   Total gross deferred tax liabilities           (906,000)            (763,000)
--------------------------------------------------------------------------------
Net deferred tax liability                       $(557,000)           $(430,000)
================================================================================


At October 31, 1995, the company had net operating loss carryforwards of $200,000 for regular tax purposes, which expire in varying amounts through 2007. For tax purposes, investment tax credit carryforwards totaled $20,000 and expire in varying amounts through 2001, and statutory depletion carryforwards totaled $877,000.

(5)  SHORT-TERM NOTE PAYABLE

The $455,000 note payable at October 31, 1994 carried interest at the rate of 6% and was fully paid in January 1995.

(6)  SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs



October 31                               1995             1994             1993
--------------------------------------------------------------------------------
Unproved properties not being
  amortized                       $   709,000     $   564,000     $   191,000
Properties being amortized         10,000,000       9,626,000       8,934,000
Accumulated depreciation,
  depletion and amortization       (5,399,000)     (4,955,000)     (4,529,000)
--------------------------------------------------------------------------------


Acquisition, Exploration and Development Costs Incurred


Years Ended October 31                   1995             1994             1993
--------------------------------------------------------------------------------
Property acquisition costs,
 net of sales proceeds:
  Proved                          $    37,000     $   592,000       $   279,000
  Unproved                             (5,000)        298,000            33,000
Exploration costs                     184,000         149,000           114,000
Development costs                     303,000          26,000            44,000
--------------------------------------------------------------------------------
Total cost incurred               $   519,000     $ 1,065,000       $   470,000
================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Total Petroleum, Inc. 23% in 1995; Koch Oil Company 23% in 1994 and 1993; Scurlock Permian Corporation 10% in 1994; and Western Gas Resources Inc.
10% in 1995, 15% in 1994, and 11% in 1993.

Oil and Gas Reserve Data (Unaudited)

In 1995, 1994 and 1993, independent petroleum engineers estimated proved reserves for the company's significant properties which represented 60%, 61% and 53%, respectively, of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $16.31, $16.22 and $15.45 per barrel for oil and $1.34, $1.38 and $1.61 per Mcf for gas in 1995, 1994 and 1993,
respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.



                               1995                 1994                  1993
--------------------------------------------------------------------------------------
                       Gas(Mcf)  Oil(bbls)   Gas(Mcf)  Oil(bbls)   Gas(Mcf)  Oil(bbls)
--------------------------------------------------------------------------------------
Proved reserves:
Balance, November 1    5,188,000  363,000    3,654,000  382,000    3,960,000  425,000
Revisions of
  previous estimates     116,000   37,000      456,000    3,000      (22,000)*(63,000)*
Extensions and
  discoveries            459,000    3,000      245,000     -            -        -
Purchases of
  reserves in place       97,000   29,000    1,236,000   27,000      114,000   69,000
Sales of reserves
  in place               (38,000) (24,000)        -        -            -        -
Production              (458,000) (45,000)    (403,000) (49,000)    (398,000) (49,000)
-------------------------------------------------------------------------------------
Balance, October 31    5,364,000  363,000    5,188,000   363,000   3,654,000  382,000
=====================================================================================

Proved developed reserves:

Beginning of period    4,936,000  363,000   3,654,000   382,000    3,960,000  425,000
=====================================================================================
End of period          5,112,000  363,000   4,936,000   363,000    3,654,000  382,000
=====================================================================================


* Approximately 84%, or 53,000 barrels, of the downward oil revision and all of the downward gas revision are attributable to the 22% decline in oil prices to $15.45 per barrel at fiscal year end
  1993 which shortened the economic lives of oil properties thereby reducing the reserves estimated to be recoverable.


The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.



                                       1995              1994              1993
--------------------------------------------------------------------------------
Future cash inflows             $13,102,000       $13,159,000       $11,802,000
Future production and
  development costs              (5,322,000)       (5,282,000)       (5,107,000)
Future income tax expense        (1,050,000)         (994,000)       (1,091,000)
--------------------------------------------------------------------------------
Future net cash flows             6,730,000         6,883,000         5,604,000
10% discount factor              (2,557,000)       (2,589,000)       (2,118,000)
--------------------------------------------------------------------------------
Standardized measure of
  discounted future net
  cash flows                    $ 4,173,000       $ 4,294,000       $ 3,486,000
================================================================================


The principal sources of change in the standardized measure of discounted future cash flows are set forth below for the indicated fiscal year.



                                          1995            1994            1993
--------------------------------------------------------------------------------
Balance, November 1                $ 4,294,000     $ 3,486,000      $ 5,178,000
Sales of oil and gas
  produced, net of
  production costs                    (709,000)       (799,000)        (930,000)
Net changes in prices,
  production and development
  costs                               (590,000)       (577,000)      (1,845,000)
Revisions of quantity
  estimates and other                  363,000         572,000         (102,000)
Purchases of reserves in place         243,000       1,008,000          355,000
Sales of reserves in place            (151,000)           -                -
Extensions and discoveries,
  net of future development
  and production costs                 329,000         195,000             -
Accretion of discount                  429,000         349,000          518,000
Net change in income taxes             (35,000)         60,000          312,000
--------------------------------------------------------------------------------
Balance, October 31                $ 4,173,000     $ 4,294,000      $ 3,486,000
================================================================================


<Audit-report>

INDEPENDENT AUDITORS' REPORTS


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
The Board of Directors and Stockholders
 CREDO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Denver, Colorado             HEIN + ASSOCIATES LLP
January 4, 1996





The Board of Directors and Stockholders
 CREDO Petroleum Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of CREDO Petroleum Corporation and subsidiaries for the year ended October 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of CREDO Petroleum Corporation and subsidiaries and their cash flows for the year ended October 31, 1993 in conformity with generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".




Denver, Colorado             KPMG Peat Marwick LLP
January 18, 1994

</Audit-report>

--------------------------------------------------------------------------------
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Hein + Associates LLP was engaged by the company in November 1994. There were no disagreements between the company and its former accountants.


                                   PART III.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1995.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1995.

                                 PART IV.

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND
         REPORTS ON FORM 8-K

(a)      The Index to Financial Statements is set forth under Item 8.

(c)      Exhibits

3(a)(i)  Articles of Incorporation of CREDO Petroleum Corporation
 & 4(a)   (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(ii) Articles of Amendment of Articles of Incorporation, dated March 9,
          1982 (incorporated by reference to Form 10-K dated October 31, 1982). 3(a)(iii)Articles of Amendment of Articles of Incorporation, dated
          October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iv) Articles of Amendment of Articles of Incorporation dated April 18,
          1984 (incorporated by reference to Form 10-K dated October 31, 1984). 3(a)(v) Articles of Amendment of Articles of Incorporation dated April 18,
          1984 (incorporated by reference to Form 10-K dated October 31, 1984).

-------------------------------------------------------------------------------
3(a)(vi) Articles of Amendment of Articles of Incorporation dated April 2,
          1985 (incorporated by reference to Form 10-K dated October 31,
          1985).
3(a)(vii)Articles of Amendment of Articles of Incorporation dated
          March 25, 1986 (incorporated by reference to Form 10-K dated
          October 31, 1986).
3(a)(viii)Articles of Amendment of Articles of Incorporation dated March 24,
           1988 (incorporated by reference to Form 10-K dated October 31,
           1989).
3(a)(ix) Articles of Amendment to Articles of Incorporation dated May 11,
          1990.
3(b)(i) By-Laws of CREDO Petroleum Corporation, as amended May 27, 1981 (incorporated by reference to Form 10-K dated October 31, 1981).
3(b)(ii) By-Laws of CREDO Petroleum Corporation, as amended May 27, 1981 and
          January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)(iii)By-Laws of CREDO Petroleum Corporation, as amended October 30, 1986
          (incorporated by reference to Form 10-K dated October 31,   1986).
3(b)(iv) Amendment to Article X of CREDO Petroleum Corporation's By-Laws
          dated March 24, 1988 (incorporated by reference to the company's definitive proxy dated February 5, 1988).
4(i)     Shareholders' Rights Plan, dated April 11, 1989.
10(a)    CREDO Petroleum Corporation Non-qualified Stock Option Plan, dated
          January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)    CREDO Petroleum Corporation Incentive Stock Option Plan, dated
          October 2, 1981 (incorporated by reference to the company's definitive proxy statement, dated January 22, 1982).
10(c)    Model of Director and Officer Indemnification Agreement provided for by Article X of CREDO Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
22       CREDO Petroleum Corporation (a Colorado corporation) and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at
          1801 Broadway, Suite 900, Denver, CO 80202-3837.

-------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CREDO PETROLEUM CORPORATION



                          By:/s/ James T. Huffman
                             ----------------------------
                             James T. Huffman,
                             Chief Executive Officer



                          By:/s/ Byron J. Sullivan
                             ----------------------------
                             Byron J. Sullivan,
                             Vice President-Finance

Date:  January 5, 1996





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Date                      Signature                     Title
   ----------------       -------------------------    ------------------------


   January 5, 1996        /s/ William N. Beach         Director
                          -------------------------
                          William N. Beach


   January 5, 1996        /s/ Otto P. Butterly         Director
                          -------------------------
                          Otto P. Butterly


   January 5, 1996        /s/ William D. Howell        Director
                          -------------------------
                          William D. Howell


   January 5, 1996        /s/ James T. Huffman         Chairman of the Board,
                          -------------------------
                          James T. Huffman             President, Treasurer


   January 5, 1996        /s/ William F. Skewes        Director, Corporate
                          -------------------------
                          William F. Skewes            Sec., General Counsel


   January 5, 1996        /s/ Richard B. Stevens       Director
                          -------------------------
                          Richard B. Stevens