Form 10-Q
period 1996-01-31
CREDO PETROLEUM CORP
filed 1996-03-18
CIK 277924

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549




Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                             Act of 1934.





For Quarter Ended January 31, 1996  Commission File Number 0-8877



              CREDO PETROLEUM CORPORATION



         Colorado                             84-0772991
------------------------               ----------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of March 1, 1996:

               Common stock, $.10 par value - 3,107,000

             Preferred stock, no par value - None Issued


                            CREDO PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

                            January 31, 1996



PART I - FINANCIAL INFORMATION (UNAUDITED)
                                                             Page
                                                                   ---

  Consolidated Balance Sheets as of January 31, 1996
   and October 31, 1995                                                  3

  Consolidated Statements of Earnings and Changes in
   Retained Earnings for the three month periods ended
   January 31, 1996 and 1995                                             4

  Consolidated Statements of Cash Flows for the three
   month periods ended January 31, 1996 and 1995                         5

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 6-9


PART II - OTHER INFORMATION

  Not Applicable



The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company for the periods presented.

                      CREDO PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                   January 31, 1996   October 31, 1995
                                   (First Qtr. End)  (Fiscal Year End)
                                        Unaudited        Audited
                                    --------------    ----------------
ASSETS
Current assets:
  Cash and cash equivalents          $   193,000        $   130,000
  Temporary cash investments           2,458,000          2,580,000
  Receivables:
    Trade                                141,000            129,000
    Accrued oil and gas sales            207,000            169,000
    Accrued interest                       8,000              6,000
  Other                                   67,000             34,000
                                     -----------        ------------

                                       3,074,000          3,048,000
                                     -----------        -----------
Oil and gas properties, at cost,
  using full cost method:
    Unevaluated                          704,000            709,000
    Evaluated                         10,056,000         10,000,000
                                     -----------         -----------
                                      10,760,000         10,709,000
    Less accumulated depreciation,
      depletion and amortization      (5,508,000)        (5,399,000)
                                     -----------        ------------
                                       5,252,000          5,310,000
                                     -----------        ------------
Long-term assets:
  Operating rights and other
    intangible assets, net               290,000            312,000
  Other, net                              43,000             48,000
                                     -----------        -----------
                                         333,000            360,000
                                     -----------         -----------

                                     $ 8,659,000        $ 8,718,000
                                     ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                   $   413,000        $   473,000
                                     -----------         -----------

Deferred income taxes                    579,000            557,000
                                     -----------        -----------


Stockholders' equity:
  Preferred stock, without par
    value 5,000,000 shares
    authorized, none issued                -                   -
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    3,666,000 shares issued              366,000            366,000
  Capital in excess of par value       6,236,000          6,236,000
  Retained earnings                    1,982,000          1,940,000
  Treasury stock, at cost,
    546,000 shares in 1996 and
    507,000 in 1995                     (917,000)          (854,000)
                                     ------------       ------------
                                       7,667,000          7,688,000
                                     -----------        ------------

Commitments
                                     -----------        -----------
                                     $ 8,659,000        $ 8,718,000
                                     ===========         ===========

See accompanying notes.

                      CREDO PETROLEUM CORPORATION

          CONSOLIDATED STATEMENTS OF EARNINGS AND CHANGES IN
                     RETAINED EARNINGS - UNAUDITED

                                      Three Months      Three Months
                                          Ended            Ended
                                    January 31, 1996  January 31, 1995
                                    ----------------   ---------------
Revenues:
  Oil and gas sales                   $  346,000       $  400,000
  Operating                              102,000          112,000
  Interest and other                      60,000           44,000
                                       ----------         ----------
                                         508,000          556,000
                                       ----------         ----------
Costs and expenses:
  General and administrative             158,000          139,000
  Depreciation, depletion and
    amortization                         131,000          141,000
  Oil and gas production                 155,000          144,000
                                       ----------         ----------
                                         444,000          424,000
                                       ----------         ----------


Income before income taxes                64,000          132,000

Income taxes                             (22,000)         (46,000)
                                       ----------         ----------

Net income                                42,000           86,000

Retained earnings,
 beginning of period                   1,940,000         1,689,000
                                       ----------          ----------

Retained earnings,
 end of period                        $1,982,000        $1,775,000
                                       ==========         ==========


Net income per share                      $ .01             $ .03
                                         =====               =====


Weighted average common
 shares outstanding during
 the period                            3,138,000         3,227,000
                                       ==========         ==========

See accompanying notes.

                      CREDO PETROLEUM CORPORATION

           CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                      Three Months      Three Months
                                         Ended             Ended
                                     January 31, 1996  January 31, 1995
                                    ----------------   ---------------
Operating activities:
  Net income                             $ 42,000         $ 86,000
  Noncash expenses included in
    net income:
  Depreciation, depletion and
    amortization                          131,000          141,000
  Deferred income taxes                    22,000           46,000
  Other                                     4,000            4,000
  Changes in assets and liabilities:
  Trade receivables                       (12,000)         (40,000)
  Accrued oil and gas sales               (38,000)         (34,000)
  Accrued interest                         (2,000)           7,000
  Other                                   (33,000)             -
  Accounts payable                        (60,000)        (145,000)
                                        ---------         ---------

Net cash provided by operating
 activities                                54,000           65,000
                                        --------          ---------


Investing activities:
  Oil and gas properties                  (51,000)        (168,000)
  Purchase of certificates
    of deposit and other investments     (498,000)        (500,000)
  Proceeds from certificates of
    deposit and other investments         619,000          968,000
  Changes in long-term assets               2,000           (1,000)
                                        --------          ---------

Net cash provided by investing
  activities                               72,000          299,000
                                        --------          --------


Financing activities:
  Purchase of treasury stock              (63,000)         (89,000)
  Payoff of note payable                      -           (455,000)
                                        --------          ---------
Net cash used by financing activities     (63,000)        (544,000)
                                        ---------         ---------


Increase (decrease) in cash
 and cash equivalents                      63,000         (180,000)

Cash and cash equivalents:
  Beginning of period                     130,000          331,000
                                        --------          ---------

  End of period                          $193,000         $151,000
                                        ========          ========

See accompanying notes.

                      CREDO PETROLEUM CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                            January 31, 1996


Liquidity and Capital Resources

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At first quarter-end, working capital was $2,661,000, up slightly, from fiscal year ended October 31, 1995. Cash flow from operating activities before working capital changes totaled $199,000 for the three months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of treasury stock.

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

    Commitments for future capital expenditures were not material at first quarter-end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

    The company periodically hedges the price of its oil and gas production. Hedging transactions relate to anticipated production volumes and take the form of forward, or "short", selling all or part of such volumes in the futures market. Hedges are closed by purchasing offsetting "long" positions. The company may hedge its production when the potential for significant downward price movement is anticipated. Hedges are generally expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. The company's most significant hedging risk is that cash prices in markets where the company sells its products will not move in tandem with futures market prices, and thus, that gains or losses in one market will not be fully offset by opposite moves in the other market. Hedging gains or losses are recognized as adjustments to oil and gas sales as the hedged product is produced.

    The company's decisions are based on a number of very subjective factors which include its gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships.

    In the first quarter 1996, the historical relationship between cash prices in the company's market areas and futures market prices changed dramatically due primarily to localized cold weather in the eastern U.S. which caused regional supply and demand dislocations. This divergence in the historical relationships eliminated the hedging option used successfully by the company in fiscal 1995. Consequently, all futures positions were immediately liquidated and a net loss on all futures transactions applicable to fiscal 1996 totaling $25,000, or $.20 per Mcf, was recorded. Hedging gains in fiscal 1995 totaled $161,000.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

             Three Months Ended     Three Months Ended
               January 31, 1996      January 31, 1995
              ----------------    -----------------

                                                      Percent   Percent
                                                      Volume     Price
Product       Volume     Price     Volume    Price    Change    Change
-------       ------   -----      -------   ------     ------  ------
Gas (Mcf)    127,400   $ 1.32*   124,900    $ 1.67**    + 2%    -21%
Oil (BO)      10,900   $16.88     12,000    $15.76      - 9%    + 7%


             Three Months Ended   Three Months Ended
              January 31, 1996     October 31, 1995
              ----------------    ----------------
                                                      Percent  Percent
                                                       Volume   Price
Product       Volume   Price      Volume     Price    Change    Change
-------       ------   ------     ------     -----     ------  ------
Gas (Mcf)    127,400  $ 1.32*    117,900    $ 1.61***   + 8%    -18%
Oil (BO)      10,900  $16.88      10,500    $15.94      + 3%    + 6%

            *  Includes a $.20 per Mcf hedging loss.
            ** Includes a $.21 per Mcf hedging gain.
            ***Includes a $.35 per Mcf hedging gain.

    The interest rate earned on short-term investments averaged 6.5% for the three months ended January 31, 1996 compared to 5.2% in the same period in 1995. Current interest rates available to the company are approximately 5.0%.

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

Results of Operations

Quarter Ended January 31, 1996 Compared to Quarter Ended January 31,
1995

    In the first quarter 1996, net income was $42,000 compared to $86,000 in the same period last year.

    Total revenues decreased 9% to $508,000 in the first quarter of 1996 compared to $556,000 in the same period last year. Oil and gas sales decreased $54,000, or 14%. Gas price realizations fell 21% due primarily to a $.20 per Mcf hedging loss recorded in the last quarter of 1996 compared to a $.21 per Mcf hedging gain in the first quarter of 1995. Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses. As the table on page 7 shows, oil price realizations increased 7% to $16.88 per barrel. The net effect of these price changes was to reduce oil and gas sales by $32,000. As the table on page 7 shows, gas volumes increased 2% and oil volumes declined 9%. The net effect of these volume changes was to reduce oil and gas sales by $22,000. The decline in oil volume was due primarily to the divesture of marginal wells in the second quarter of last year. Operating income decreased as a result of the sale of the marginal wells, most of which were operated by the company. Interest and other income increased in the current quarter due to higher yields on temporary cash investments.

    Total costs and expenses were $444,000 in the first quarter of 1996, up 5% from the $424,000 in the same period last year. General and administrative expenses increased to $158,000 from $139,000 reflecting higher costs from inflationary pressures and unusually low expenses in the first quarter of last year. Depreciation, depletion and amortization was $131,000 compared to $141,000 last year reflecting the lower production volumes discussed above. The 7% increase in oil and gas production expenses reflects additions to well ownership interests and several major well workovers in the first quarter of 1996 compared to last year.

    Income taxes were provided at 35% in both quarters.

Quarter Ended January 31, 1996 Compared to Quarter Ended October 31,
1995

    In the first quarter of 1996, net income was $42,000 compared to an $89,000 in the fourth quarter of 1995.

    Total revenues decreased 4% to $508,000 compared to $529,000 in the immediately preceding quarter. Oil and gas sales decreased $13,000, or 4%, in the first quarter. Gas price realizations fell 18% due primarily to a $.20 per Mcf hedging loss recorded in the first quarter of 1996 compared to a $.35 hedging gain in the fourth quarter of 1995. Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses. As the table on page 7 shows, oil price realizations increased 6% to $16.88 per barrel. The net effect of these price changes was to decrease oil and gas sales by $28,000. As the table on page 7 shows, gas volumes increased 8% and oil volumes increased 3%. The net effect of these volume changes was to increase oil and gas sales by $15,000. Operating income increased 3% compared to last quarter. Interest and other income remained virtually unchanged from the prior quarter.

    Total costs and expenses increased 1% to $444,000 in the first quarter of 1996 compared to $440,000 in the immediately preceding quarter. General and administrative expenses decreased 6% reflecting one time expenses incurred in the fourth quarter of last year. Depreciation, depletion and amortization increased due to the higher volume of oil and gas sales in the current quarter. Oil and gas production costs and expenses were unchanged from the previous quarter.

    Income taxes were provided at 35% in both quarters.



                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CREDO PETROLEUM CORPORATION





Date:  March 18, 1996        By:  /s/ James T. Huffman
                                     -------------------------
                                 James T. Huffman
                                 President and
                                 Chief Executive Officer





                             By:  /s/ B. J. Sullivan
                                     -------------------------
                                 B. J. Sullivan
                                 Vice President-Finance