Form 10-Q
period 1996-04-30
CREDO PETROLEUM CORP
filed 1996-06-14
CIK 277924

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549




               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934.





For Quarter Ended April 30, 1996    Commission File Number 0-8877


                      CREDO PETROLEUM CORPORATION



         Colorado                             84-0772991
- ------------------------               ----------------------------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31, 1996:

             Common stock, $.10 par value - 3,103,000

           Preferred stock, no par value - None Issued

                    CREDO PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

                            April 30, 1996



PART I - FINANCIAL INFORMATION (UNAUDITED)
                                                                      Page
                                                                      ---
  Consolidated Balance Sheets as of April 30, 1996
   and October 31, 1995                                                  3

  Consolidated Statements of Earnings and Changes in
   Retained Earnings for the six month and three month
   periods ended April 30, 1996 and 1995                                 4

  Consolidated Statements of Cash Flows for the six
   month periods ended April 30, 1996 and 1995                           5

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                6-10


PART II - OTHER INFORMATION

  Not Applicable



The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company for the periods presented.

                    CREDO PETROLEUM CORPORATION

                    CONSOLIDATED BALANCE SHEETS

                                    April 30, 1996   October 31, 1995
                                    (Second Qtr. End)(Fiscal Year End)
                                        Unaudited        Audited
                                   ---------------    ----------------
Current assets:
 Cash and cash equivalents            $ 218,000            $  130,000
 Temporary cash investments           2,385,000             2,580,000
 Receivables:
 Trade                                240,000                 129,000
   Accrued oil and gas sales            249,000               169,000
   Accrued interest                       6,000                 6,000
 Other                                   34,000                34,000
                                      ----------           -----------
                                      3,132,000             3,048,000
                                      ----------           -----------

Oil and gas properties, at cost,
 using full cost method:
   Unevaluated                          713,000               709,000
   Evaluated                          4,558,000             4,601,000
                                      ----------            ----------
                                      5,271,000             5,310,000
                                      ----------            ----------

Long-term assets:
  Operating rights and other
    intangible assets, net              269,000               312,000
  Other, net                             42,000                48,000
                                      ----------            ----------
                                        311,000               360,000
                                      ----------            ----------

                                     $8,714,000            $8,718,000
                                      ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                 $   402,000            $  473,000
                                       ---------           ----------

Deferred income taxes                   612,000               557,000
                                      ----------             ---------

Stockholders' equity:
  Preferred stock, without par
  value 5,000,000 shares
  authorized, none issued                  -                     -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,666,000 shares issued                366,000              366,000
 Capital in excess of par value        6,236,000            6,236,000
 Retained earnings                     2,043,000            1,940,000
 Treasury stock, at cost,
  546,000 shares in 1996 and
  507,000 in 1995                       (945,000)            (854,000)
                                      -----------          -----------
                                       7,700,000            7,688,000
                                      ----------            ----------

Commitments                           ---------             ----------
                                      $8,714,000           $8,718,000
                                      ==========           ==========

                     See accompanying notes.

                    CREDO PETROLEUM CORPORATION

        CONSOLIDATED STATEMENTS OF EARNINGS AND CHANGES IN
                    RETAINED EARNINGS - UNAUDITED

                           Six Months   Six Months             Quarter             Quarter
                              Ended      Ended       Ended      Ended
                            April 30,  April 30,   April 30,  April 30,
                              1996         1995                 1996                 1995
                          ----------   ---------   ---------   ----------
Revenues:
 Oil and gas sales        $ 798,000   $  768,000   $ 452,000   $  368,000
 Operating                  206,000      216,000     104,000      104,000
 Interest and other          80,000       92,000      20,000       48,000
                          ----------  ----------  -----------  ----------
                          1,084,000    1,076,000     576,000      520,000
                          ----------  ----------  ----------   ----------
Costs and expenses:
 General and
  administrative            306,000      287,000     148,000      148,000
 Depreciation, depletion
  and amortization          276,000      282,000     145,000      141,000
 Oil and gas production     344,000      302,000     189,000      158,000
                          ----------  ----------  -----------  ----------
                            926,000      871,000     482,000      447,000
                          ----------  ----------  ----------   ----------

Income before income taxes  158,000      205,000      94,000       73,000

Income taxes                (55,000)     (71,000)    (33,000)     (25,000)
                          ----------  ----------- -----------  ----------

Net income                  103,000      134,000      61,000       48,000

Retained earnings,
 beginning of period      1,940,000    1,689,000    1,982,000   1,775,000
                          ----------  ----------   ----------   ---------

Retained earnings, end
 of period               $2,043,000   $1,823,000   $2,043,000  $1,823,000
                          ==========  ==========   =========   ==========


Net income per share         $ .03        $ .04         $ .02      $ .01
                             =====        ====          ====       =====

Weighted average common
 shares outstanding during
 the period               3,122,000   3,219,000     3,106,000   3,211,000
                           =========   =========    =========    =========




                        See accompanying notes.

                      CREDO PETROLEUM CORPORATION

            CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                   Six Months           Six Months
                                     Ended                Ended
                                  April 30, 1996       April 30, 1995
                                   -------------       --------------




Operating activities:
  Net income                         $  103,000        $ 134,000
  Noncash expenses included in
    net income:
      Depreciation, depletion and
       amortization                     276,000          282,000
      Deferred income taxes              55,000           71,000
      Other                               8,000            7,000
   Changes in assets and liabilities:
     Trade receivables                 (111,000)         (64,000)
     Accrued oil and gas sales          (80,000)          23,000
     Accrued interest                       -              7,000
     Other                                  -             25,000
     Accounts payable                   (71,000)        (307,000)
                                      ----------          ---------

Net cash provided by operating
 activities                             180,000          178,000
                                      ----------        ---------


Investing activities:
  Oil and gas properties               (194,000)        (315,000)
  Purchase of certificates
    of deposit and other investments (1,400,000)        (800,000)
  Proceeds from certificates of
    deposit and other investments     1,595,000        1,313,000
  Changes in long-term assets            (2,000)         (28,000)
                                      ----------          ---------
Net cash provided by (used in)
  investing activities                   (1,000)         170,000
                                      ----------         ---------


Financing activities:
  Purchase of treasury stock            (91,000)         (92,000)
  Payoff of note payable                    -           (455,000)
                                      ----------          ---------

Net cash used by financing activities   (91,000)        (547,000)
                                      ----------          ----------


Increase (decrease) in cash
  and cash equivalents                   88,000         (199,000)

Cash and cash equivalents:
  Beginning of period                   130,000          331,000
                                      ----------          ---------

   End of period                     $  218,000        $ 132,000
                                      ==========         =========




                           See accompanying notes.

                      CREDO PETROLEUM CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                            April 30, 1996


Liquidity and Capital Resources

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At second quarter-end, working capital was $2,730,000, up 6% from fiscal year ended October 31, 1995. Cash flow from operating activities before working capital changes totaled $442,000 for the six months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of treasury stock.

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

    The company periodically hedges the price of its oil and gas production. Hedging transactions relate to anticipated production volumes and take the form of forward, or "short", selling all or part of such volumes in the futures market. Hedges are closed by purchasing offsetting "long" positions. The company may hedge its production when the potential for significant downward price movement is anticipated. Hedges are generally expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. The company's most significant hedging risk is that cash prices in markets where the company sells its products will not move in tandem with futures market prices, and thus, that gains or losses in one market will not be fully offset by opposite moves in the other market. Hedging gains or losses are recognized as adjustments to oil and gas sales as the hedged produce is produced.

    The company's decisions are based on a number of very subjective factors which include its gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships.

    In the first quarter 1996, the historical relationship between cash prices in the company's market areas and futures market prices changed dramatically due primarily to localized cold weather in the eastern U.S. which caused regional supply and demand dislocations. This divergence in the historical relationships eliminated the hedging option used successfully by the company in fiscal 1995. Consequently, all futures positions were immediately liquidated and a net loss on futures transactions applicable to fiscal 1996 totaling $25,000 was recorded in the first quarter. Hedging gains in fiscal 1995 totaled $161,000.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                   Six Months          Six Months            Percent      Percent
              Ended April 30, 1996   Ended April 30, 1995     Volume       Price
              --------------------   ---------------------
Product        Volume      Price     Volume         Price     Change       Change
- -------         -------    -----       ------      -----      ------     ------
Gas (Mcf)       269,200   $ 1.51(1)   236,600     $ 1.65(2)    +14%       - 8%
Oil (bbls)      21,300    $18.34       23,000     $16.44       - 7%       +12%


                  Three Months       Three Months            Percent     Percent
              Ended April 30, 1996   Ended April 30, 1995    Volume       Price
              --------------------   -------------------
Product         Volume     Price     Volume         Price     Change     Change
- -------         -------    -----       ------      -----      ------   ------
Gas (Mcf)      141,800     $ 1.70    111,700       $ 1.61(3)   +27%       + 6%
Oil (bbls)      10,400     $19.87     11,000       $17.17      - 5%       +16%


                  Three Months       Three Months            Percent     Percent
              Ended April 30, 1996   Ended January 31, 1996  Volume       Price
              --------------------  -----------------------
Product        Volume     Price     Volume          Price    Change       Change
               ------     -----       ------       -----      ------   ------
Gas (Mcf)     141,800    $ 1.70     127,400         $ 1.27(4)  +11%      +34%
Oil (bbls)     10,400    $19.87      10,900         $16.88     - 6%      +18%

                   (1) Includes a $.09 per Mcf hedging loss.
                   (2) Includes a $.31 per Mcf hedging gain.
                   (3) Includes a $.41 per Mcf hedging gain.
                   (4) Includes a $.20 per Mcf hedging loss.

    The interest rate earned on short-term investments averaged approximately 6.0% for each of the six month periods ended April 30, 1996 and 1995. For the second quarter, the rate averaged 5.7% compared to 6.3% for the same quarter last year and 6.5% in the immediately proceeding quarter. Current interest rates available to the company are approximately 5.6%.

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

Results of Operations

Six Months Ended April 30, 1996 Compared to Six Months Ended April 30,
1995

    For the first half of 1996, net income was $103,000 compared to $134,000 last year. The first half of this year was impacted by the $25,000 hedging loss and last year's first six months included a $72,000 hedging gain.

    Total revenues were $1,084,000 in the first half of 1996 compared to $1,076,000 last year. Oil and gas sales increased $30,000, or 4%. Despite continued low prices in the Rocky Mountain region where approximately 40% of the company's gas production is located, net wellhead gas prices received rose 19% to $1.60 per Mcf compared to $1.34 per Mcf last year. However, net gas price realizations, which reflect the effect of hedging gains and losses, fell to $1.51 per Mcf in 1996 compared to $1.65 per Mcf last year. Hedging losses totaled $.09 per Mcf in 1996 compared to hedging gains of $.31 per Mcf in 1995. Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses. Oil price realizations rose 12% to $18.34 per barrel. The net effect of these product price changes was to increase oil and gas sales by $11,000. Gas volumes increased 14% while oil volumes declined 7%. The gas volume increase was due to increased drilling in fiscal 1995 together with added production from a multi-well acquisition in fiscal 1996. The decline in oil volume was primarily due to the divesture of marginal wells. The net effect of these volume changes was to increase oil and gas sales by $19,000. Operating income also declined due to the sale of the marginal wells. Interest and other income decreased due to lower yields on cash investments and losses on the company's bond investments as a result of rising interest rates.

    Total costs and expenses increased to $926,000 in the first half of 1996 compared to $871,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization declined due to the addition of reserves from a recent acquisition. Increased oil and gas production expenditures reflect operating costs associated with properties acquired in 1996 and significantly increased remedial work to improve production in view of stronger oil and gas prices.

    Income taxes were provided at 35% in both periods.

Quarter Ended April 30, 1996 Compared to Quarter Ended April 30, 1995

    In the second quarter of 1996, net income was $61,000 compared to $48,000 in the same period last year.

    Total revenues increased 11% to $576,000 in the second quarter of
1996 compared to $520,000 in the same period last year.  Oil and gas sales increased $84,000, or 23%. Despite continued low prices in the Rocky Mountain region, net wellhead gas prices received rose 42% to
$1.70 per Mcf compared to $1.20 per Mcf last year. Net gas price realizations, which reflect the effect of hedging gains and losses, increased 6% to $1.70 per Mcf in 1996 compared to $1.61 per Mcf last year.  There were no hedging gains or losses in the second quarter of
1996 compared to hedging gains of $.41 per Mcf in 1995.  Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses.  Oil price realizations increased 16%
to $19.87 per barrel. The net effect of these price changes was to decrease oil and gas sales by $40,000. Gas volumes increased 27% and oil volumes declined 5%. The gas volume increase was due to increased drilling in fiscal 1995 together with added production from a
multi-well acquisition in fiscal 1996.   The decline in oil volume was due
primarily to the divesture of marginal wells in the second half of last year. The net effect of these volume changes was to increase oil and gas sales by $44,000. Operating income remained the same as several operated wells were acquired which offset the effect of the marginal wells sold last year. Interest and other income decreased in the current quarter due to lower yields on cash investments and losses on the company's bond investments as a result of rising interest rates.

    Total costs and expenses were $482,000 in the second quarter of 1996, up 8% from the $447,000 in the same period last year. General and administrative expenses remained the same. Depreciation, depletion and amortization increased reflecting the greater overall production volumes. The increase in oil and gas production expenses reflects the operating costs associated with properties acquired in 1996 and significantly increased remedial work to improve production in view of stronger oil and gas prices.

    Income taxes were provided at 35% in both quarters.

Quarter Ended April 30, 1996 Compared to Quarter Ended January 31,
1996

    In the second quarter of 1996, net income was $61,000 compared to $42,000 in the prior quarter.

    Total revenues increased 13% to $576,000 compared to $508,000 in the immediately preceding quarter. Oil and gas sales increased $106,000, or 31%, in the second quarter. Despite continued low prices in the Rocky Mountain region, net wellhead gas prices received rose 16% to $1.70 per Mcf compared to $1.47 per Mcf last quarter. However, net gas price realizations, which reflect the effect of hedging gains and losses, increased to $1.70 per Mcf in the second quarter of 1996 compared to $1.27 per Mcf last quarter. There were no hedging losses in the second quarter of 1996 compared to a hedging loss of $.20 per Mcf last quarter. Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses. Oil price realizations increased 18% to $19.87 per barrel. The net effect of these price changes was to increase oil and gas sales by $90,000. Gas volumes increased 11% and oil volumes decreased 6%. The gas volume increase was due to increased drilling in fiscal 1995 together with added production from a multi-well acquisition in fiscal 1996. The net effect of these volume changes was to increase oil and gas sales by $16,000. Operating income increased slightly compared to last quarter reflecting several additional operated wells acquired at the beginning of the second quarter of 1996. Interest and other income decreased in the current quarter due to lower yields on cash investments and losses on the company's bond investments as a result of rising interest rates.

    Total costs and expenses increased 9% to $482,000 in the second quarter of 1996 compared to $444,000 in the immediately preceding quarter. General and administrative expenses decreased 6% reflecting the timing of certain expenditures. Depreciation, depletion and amortization increased due to the higher volume of gas sales in the current quarter. Oil and gas production costs increased due to operating costs associated with properties acquired in 1996 and significantly increased remedial work to improve production in view of stronger oil and gas prices.

    Income taxes were provided at 35% in both quarters.



                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CREDO PETROLEUM CORPORATION





Date: June 14, 1996          By:  /s/ James T. Huffman
                                     -------------------------
                                 James T. Huffman
                                 President and
                                 Chief Executive Officer





                             By:  /s/ B. J. Sullivan
                                     -------------------------

                                 B. J. Sullivan
                                 Vice President-Finance