Form 10-Q
period 1996-07-31
CREDO PETROLEUM CORP
filed 1996-09-16
CIK 277924

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       ----------------------


               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934.


                           ----------------



For Quarter Ended July 31, 1996     Commission File Number 0-8877



                     CREDO PETROLEUM CORPORATION


         Colorado                                  84-0772991
- ------------------------                  ----------------------------
(State of Incorporation)                  (IRS Employer Identification)

                       1801 Broadway, Suite 900

                        Denver, Colorado 80202

                             (303) 297-2200

                      ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X      No
           -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of August 31, 1996:

                Common stock, $.10 par value - 3,073,000

               Preferred stock, no par value - None Issued

                      CREDO PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

                             July 31, 1996



PART I - FINANCIAL INFORMATION (UNAUDITED)
                                                                  Page
                                                                  ----
  Consolidated Balance Sheets as of July 31, 1996
   and October 31, 1995                                             3

  Consolidated Statements of Earnings and Changes in
   Retained Earnings for the nine month and three month
   periods ended July 31, 1996 and 1995                             4

  Consolidated Statements of Cash Flows for the nine
   month periods ended July 31, 1996 and 1995                       5

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           6-10


PART II - OTHER INFORMATION

  Not Applicable

                         --------------------

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                      CREDO PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                                      July 31, 1996   October 31, 1995
                                   (Third Qtr. End)  (Fiscal Year End)
                                        Unaudited        Audited

                                    --------------     ---------------
ASSETS

Current assets:
  Cash and cash equivalents           $  237,000          $  130,000
  Temporary cash investments           2,495,000           2,580,000
  Receivables:
    Trade                                156,000             129,000
    Accrued oil and gas sales            242,000             169,000
    Accrued interest                       6,000               6,000
  Other                                   76,000              34,000
                                      ----------           ---------
                                       3,212,000           3,048,000
                                      ----------          ----------
Oil and gas properties, at cost
  using full cost method:
    Unevaluated                          806,000             709,000
    Evaluated                          4,497,000           4,601,000
                                      ----------          ----------
                                       5,303,000           5,310,000
                                      ----------          ----------
Long-term assets:
  Operating rights and other
    intangible assets, net               247,000             312,000
  Other, net                              36,000              48,000
                                      ----------          ----------
                                         283,000             360,000
                                      ----------          ----------
                                      $8,798,000          $8,718,000
                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                    $  450,000          $  473,000
                                      ----------          ----------
Deferred income taxes                    636,000             557,000
                                      ----------          ----------
Stockholders' equity:
  Preferred stock, without par
    value 5,000,000 shares
    authorized, none issued                  -                   -
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    3,666,000 shares issued              366,000             366,000
  Capital in excess of par value       6,236,000           6,236,000
  Retained earnings                    2,094,000           1,940,000
  Treasury stock, at cost,
    583,000 shares in 1996 and
    507,000 in 1995                     (984,000)           (854,000)
                                      ----------          ----------
                                       7,712,000           7,688,000
                                      ----------          ----------
Commitments                           ----------          ----------
                                      $8,798,000          $8,718,000
                                      ==========          ==========

                           See accompanying notes.

                      CREDO PETROLEUM CORPORATION

          CONSOLIDATED STATEMENTS OF EARNINGS AND CHANGES IN
                     RETAINED EARNINGS - UNAUDITED

                           Nine Months  Nine Months   Quarter    Quarter
                              Ended       Ended        Ended      Ended
                            July 31,    July 31,      July 31,   July 31,
                              1996        1995          1996      1995
                           ----------   -------- -   ---------   ---------
Revenues:
  Oil and gas sales        $1,248,000  $1,134,000   $  450,000  $  366,000
  Operating                   310,000     317,000      104,000     101,000
  Interest and other          117,000     149,000       37,000      57,000
                           ----------  ----------    ---------  ----------
                            1,675,000   1,600,000      591,000     524,000
                           ----------   ---------    ---------  ----------
Costs and expenses:
  General and
    administrative            459,000     432,000      153,000     145,000
 Depreciation, depletion
   and amortization           422,000     412,000      146,000     130,000
 Oil and gas production       558,000     467,000      214,000     165,000
                           ----------   ---------    ---------   ---------
                            1,439,000   1,311,000      513,000     440,000
                           ----------   ---------    ---------   ---------
Income before income taxes    236,000     289,000       78,000      84,000

Income taxes                  (82,000)   (101,000)     (27,000)    (30,000)
                            ----------   ---------   ----------  ----------
Net income                    154,000     188,000       51,000      54,000

Retained earnings,
 beginning of period        1,940,000   1,689,000    2,043,000   1,823,000
                           ----------  ----------    ---------  ----------
Retained earnings, end
 of period                 $2,094,000  $1,877,000   $2,094,000  $1,877,000
                           ==========  ==========   ==========  ==========

Net income per share          $ .05       $ .06        $ .02       $ .02
                              =====       =====        =====       =====
Weighted average common
 shares outstanding during
 the period                 3,114,000   3,214,000    3,098,000   3,204,000
                            =========   =========    =========   =========




                           See accompanying notes.

                         CREDO PETROLEUM CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                       Nine Months       Nine Months
                                          Ended             Ended
                                      July 31, 1996     July 31, 1995
                                      -------------     -------------

Operating activities:
  Net income                           $  154,000       $  188,000
  Noncash expenses included in
    net income:
      Depreciation, depletion and
        amortization                      422,000          412,000
      Deferred income taxes                82,000          101,000
      Other                                12,000            9,000
   Changes in assets and liabilities:
     Trade receivables                    (27,000)         (57,000)
     Accrued oil and gas sales            (73,000)          45,000
     Accrued interest                         -             10,000
     Other                                (42,000)          28,000
     Accounts payable                     (23,000)        (241,000)
                                       ----------       ----------
Net cash provided by operating
 activities                               505,000          495,000
                                       ----------       ----------

Investing activities:
  Oil and gas properties                 (351,000)        (392,000)
  Purchase of certificates
    of deposit and other investments   (1,499,000)        (900,000)
  Proceeds from certificates of
    deposit and other investments       1,584,000        1,403,000
  Changes in long-term assets              (2,000)         (23,000)
                                       ----------       ----------
Net cash provided by (used in)
  investing activities                   (268,000)          88,000
                                       ----------       ----------

Financing activities:
  Purchase of treasury stock             (130,000)        (117,000)
  Payoff of note payable                      -           (455,000)
                                       ----------       ----------
Net cash used by financing activities    (130,000)        (572,000)
                                       ----------       ----------

Increase in cash
  and cash equivalents                    107,000           11,000

Cash and cash equivalents:
  Beginning of period                     130,000          331,000
                                       ----------       ----------
  End of period                        $  237,000       $  342,000
                                       ==========       ==========


                           See accompanying notes.

                      CREDO PETROLEUM CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                             July 31, 1996


Liquidity and Capital Resources

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At third quarter-end, working capital was $2,762,000, up 7% from fiscal year ended October 31, 1995. Cash flow from operating activities before working capital changes totaled $670,000 for the nine months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of treasury stock.

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

    In the first fiscal quarter 1996, the historical relationship between cash prices in the company's market areas and futures market prices changed dramatically due primarily to localized cold weather in the eastern U.S. which caused regional supply and demand dislocations.
This divergence in the historical relationships eliminated the hedging option used successfully by the company in fiscal 1995. Consequently, all futures positions were immediately liquidated and a net loss on futures transactions applicable to fiscal 1996 totaling $25,000 was recorded in the first quarter. Hedging gains in the first nine months of fiscal 1995 totaled $119,000.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.


                 Nine Months        Nine Months         Percent  Percent
            Ended July 31, 1996  Ended July 31, 1995    Volume    Price
             -------------------  ------------------
Product        Volume   Price     Volume     Price      Change   Change
- -------        ------   -----      ------     -----     ------  ------
Gas (Mcf)     409,700   $ 1.56(1) 340,100    $ 1.67(2)   +20%    - 6%
Oil (bbls)     31,700   $18.87     34,200    $16.58      - 7%    +14%


                  Three Months       Three Months       Percent  Percent
            Ended July 31, 1996  Ended July 31, 1995    Volume    Price
            -------------------   -------------------
Product        Volume   Price     Volume     Price      Change   Change
- -------        ------   -----      -------    -----     ------  ------
Gas (Mcf)     141,900   $ 1.66    103,500    $ 1.71(3)   +37%    - 3%
Oil (bbls)     10,300   $19.95     11,200    $16.89      - 8%    +18%


                  Three Months       Three Months       Percent  Percent
            Ended July 31, 1996  Ended April 30, 1996   Volume    Price
            -------------------  --------------------
Product        Volume   Price     Volume     Price      Change   Change
- -------        ------   -----      ------     -----     ------  ------
Gas (Mcf)     141,900   $ 1.66    141,800    $ 1.70       0%     - 2%
Oil (bbls)     10,300   $19.95     10,400    $19.87     - 1%       0%

           (1) Includes a $.06 per Mcf hedging loss.
           (2) Includes a $.35 per Mcf hedging gain.
           (3) Includes a $.45 per Mcf hedging gain.

    The interest rate earned on short-term investments averaged approximately 5.9% for the nine months ended July 31, 1996 compared to 6.2% in the same period of 1995. For the third quarter, the rate averaged 5.4% compared to 6.8% for the same quarter last year and 5.7% in the immediately proceeding quarter. Current interest rates available to the company are approximately 5.8%.

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

Results of Operations

Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31,
1995

    For the first nine months of fiscal 1996, net income was $154,000 compared to $188,000 last year. The first nine months of this year was impacted by a $15,000 hedging loss while last year's first nine months included a $119,000 hedging gain.

    Total revenues were $1,675,000 in the first nine months of 1996 compared to $1,600,000 last year. Oil and gas sales increased $114,000, or 10%. Despite continued low prices in the Rocky Mountain region where approximately 40% of the company's gas production is located, net wellhead gas prices received rose 23% to $1.62 per Mcf compared to $1.32 per Mcf last year. However, net gas price realizations, which reflect the effect of hedging gains and losses, fell to $1.56 per Mcf in 1996 compared to $1.67 per Mcf last year. Hedging losses totaled $.06 per Mcf in 1996 compared to hedging gains of $.35 per Mcf in 1995. Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses.
Oil price realizations rose 14% to $18.87 per barrel. The net effect of these product price changes was to increase oil and gas sales by $48,000. Gas volumes increased 20% while oil volumes declined 7%.
The gas volume increase was due to increased drilling in fiscal 1995 together with production added from a multi-well acquisition in fiscal 1996. The decline in oil volume was primarily due to the divesture of marginal wells. The net effect of these volume changes was to increase oil and gas sales by $66,000. Operating income declined due to the sale of the marginal wells. Interest and other income decreased due to lower yields on cash investments and lower net returns on the company's bond investments as a result of rising interest rates.

    Total costs and expenses increased to $1,439,000 in the first nine months of 1996 compared to $1,311,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization reflects a 10% increase in gas equivalent production. Increased oil and gas production expenditures reflect operating costs associated with properties acquired in 1996 and significantly increased remedial work to improve production in view of stronger oil and gas prices.

    Income taxes were provided at 35% in both periods.

Quarter Ended July 31, 1996 Compared to Quarter Ended July 31, 1995

    In the third quarter of 1996, net income was $78,000 compared to $84,000 in the same period last year. Last year's quarter included a $47,000 hedging gain.

    Total revenues increased 13% to $591,000 in the third quarter of
1996 compared to $524,000 in the same period last year.  Oil and gas sales increased $84,000, or 23%. Despite continued low prices in the Rocky Mountain region, net wellhead gas prices received rose 32% to
$1.66 per Mcf compared to $1.26 per Mcf last year. Net gas price realizations, which reflect the effect of hedging gains and losses, decreased 3% to $1.66 per Mcf in 1996 compared to $1.71 per Mcf last year.  There were no hedging gains or losses in the third quarter of
1996 compared to hedging gains of $.45 per Mcf in 1995.  Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses.  Oil price realizations increased 18%
to $19.95 per barrel. The net effect of these price changes was to decrease oil and gas sales by $00,000. Gas volumes increased 37% and oil volumes declined 8%. The gas volume increase was due to increased drilling in fiscal 1995 together with added production from a
multi-well acquisition in fiscal 1996.   The decline in oil volume was due
primarily to the divesture of marginal wells last year. The net effect of these volume changes was to increase oil and gas sales by $00,000. Operating income increased slightly as several operated wells were acquired which offset the effect of the marginal wells sold last year. Interest and other income decreased in the current quarter due to lower yields on cash investments and lower net returns on the company's bond investments as a result of rising interest rates.

    Total costs and expenses were $513,000 in the third quarter of 1996, up 17% from the $440,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization reflects a 19% increase in gas equivalent production. The increase in oil and gas production expenses reflects the operating costs associated with properties acquired in 1996 and significantly increased remedial work to improve production in view of stronger oil and gas prices.

    Income taxes were provided at 35% in both quarters.

Quarter Ended July 31, 1996 Compared to Quarter Ended April 30, 1996

    In the third quarter of 1996, net income was $78,000 compared to $61,000 in the prior quarter.

    Total revenues increased 3% to $591,000 compared to $576,000 in the immediately preceding quarter. Oil and gas sales decreased to
$450,000 from $452,000 in the prior quarter.   Net gas price
realizations decreased to $1.66 per Mcf in the third quarter of 1996 compared to $1.70 per Mcf last quarter. There were no hedging gains or losses in the second or third quarters of 1996. Refer to pages 6 and 7 for a more detailed discussion of gas price hedging and the resulting gains and losses. Oil price realizations increased to $19.95 per barrel from $19.87 per barrel in the prior quarter. The net effect of these price changes was to decrease oil and gas sales by $2,000. Gas and oil volumes remained steady between the periods and, thus, had an insignificant effect oil and gas sales. Operating income was unchanged from last quarter. Interest and other income increased in the current quarter due to improved returns on the company's bond investments.

    Total costs and expenses increased 6% to $513,000 in the third quarter of 1996 compared to $482,000 in the immediately preceding quarter. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization was virtually unchanged reflecting stable oil and gas sales volumes between the quarters. Oil and gas production costs increased due to the timing of remedial work to improve production in view of stronger oil and gas prices.

    Income taxes were provided at 35% in both quarters.



                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CREDO PETROLEUM CORPORATION





Date: September 16, 1996    By:  /s/ James T. Huffman
                                 James T. Huffman
                                 President and
                                 Chief Executive Officer





                             By:  /s/ B. J. Sullivan
                                 B. J. Sullivan
                                 Vice President-Finance