Form 10-K405
period 1996-10-31
CREDO PETROLEUM CORP
filed 1997-01-29
CIK 277924

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


------------------------------------------------------------------------------
                                 FORM 10-K

------------------------------------------------------------------------------


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
---               For The Fiscal Year Ended October 31, 1996


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE
---                              ACT OF 1934

           For the transition period               to
                                     -------------    -------------


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

                         Common Stock, $.10 Par Value
             3,065,137 Shares Outstanding, Net of Treasury Stock,
                 at the Close of Business on December 31, 1996
                   (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                 -----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----  -----
As of December 31, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $4,663,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy Statement to be filed with the Commission in connection with the company's 1997 Annual Meeting.

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

The company's staff oversees the operations of existing properties and evaluates property acquisition opportunities and drilling prospects. Operations are concentrated on shallow to medium depth properties generally ranging from 5,000 to 9,500 feet. A portion of the funds necessary for acquisition, exploration or development of properties is raised through farmouts, joint ventures, or other similar types of cost sharing arrangements. Involvement of outside participants reduces the company's return on individual successful ventures. However, it limits the company's risk from unsuccessful ventures and provides exposure to a larger volume of activities than would otherwise be possible.

The company acts as "operator" of 86 wells pursuant to standard industry Operating Agreements. In addition, the company is general partner of three private limited partnerships. The Partnerships are in the production stage of operations.

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

Information concerning the company's major customers is included in Note (5) to the Consolidated Financial Statements. The company's ability to market its oil and gas is generally not dependent on a single purchaser.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding oil and gas markets and prices.

Competition and Regulation

The oil and gas industry is intensely competitive. The company competes with larger more well established oil and gas companies including, on occasion, major companies. The significant areas of competition are in acquiring oil and gas reserves, acquiring leases for drilling or development, and selling natural gas. The primary competitive factors for acquisitions are the price the company is willing to pay and the financial resources readily available to the company to fund acquisitions. The primary factors which affect the company's ability to sell its natural gas include proximity to markets, proximity to and capacity of natural gas pipelines and transportation and processing facilities, and quantities of gas which can be aggregated for sale. Although both oil and gas are generally readily saleable at market prices, they compete for market share with each other and with other energy sources such as coal and nuclear power.

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 1997.

No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

ITEM 2. PROPERTIES

General

During 1996, the company participated in drilling and new zone completions on three oil wells and three gas wells located in Oklahoma and Wyoming of which four were successful and two were dry holes. The company also expanded its producing property base by purchasing new or additional interests in 44 wells located in Oklahoma and Wyoming. These activities added nine wells to the operated properties managed by the company. Undeveloped acreage was acquired mostly in gas-prone areas of Southwest Wyoming. Capital expenditures for oil and gas activities totaled $817,000 in 1996.

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

Approximately 75% of the value of the company's estimated reserves is represented by 46 producing properties which are located in 31 separate fields in six states. The most significant producing property is Bear Creek Field located in Converse County, Wyoming, in which the company owns a 52.2% working interest. The company's share of 1996 production from this one-well field was 1,350 barrels of oil and 93 million cubic feet of gas. The company's share of estimated proved developed reserves attributable to the field at November 1, 1996 was 9,000 barrels of oil and 681 million cubic feet of gas and represents approximately 9% of year-end reserve quantities and 10% of year-end reserve values. Bear Creek Field is primarily a gas property with associated condensate production. It is a mature property having produced over six billion cubic feet of gas and 500,000 barrels of oil over its thirty year life.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

In 1996, 1995 and 1994, McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 60%, 60% and 61%, respectively, of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years.

At October 31, 1996, oil represented 27% and natural gas represented 73% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (5) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $23.96, $16.31 and $16.22 per barrel for oil and $2.39, $1.34 and $1.38 per Mcf for gas as of October 31, 1996, 1995 and 1994, respectively. Amounts do not include estimates of future Federal and state income taxes.


                                                        Estimated Future
               Oil         Gas       Estimated Future     Net Revenues
Year         (bbls)      (Mcf)         Net Revenues     Discounted at 10%
-------------------------------------------------------------------------
1996       364,000*    5,816,000*      $14,562,000         $8,776,000
1995       363,000*    5,364,000*      $ 7,781,000         $4,842,000
1994       363,000*    5,188,000*      $ 7,877,000         $4,885,000


* Of 1996, 1995 and 1994 amounts, proved developed reserves were 334,000, 363,000 and 363,000 barrels of oil and 5,048,000, 5,112,000 and 4,936,000
  Mcf of gas, respectively.


Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.


                    1996                    1995                  1994
------------------------------------------------------------------------------

Product       Volume      Price      Volume      Price      Volume     Price
------------------------------------------------------------------------------
Gas (Mcf)     550,000     $ 1.59*    458,000     $ 1.65*     403,000   $ 1.66
Oil (bbls)     42,000     $19.77      45,000**   $16.43       49,000   $14.86


* Includes gas hedging losses of $.04 per Mcf in 1996 and gas hedging gains totaling $.35 per Mcf in 1995.
** Decline in oil production mostly due to sale of 34 marginal oil wells during the year.


Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.17, $5.13 and $5.15 per barrel in 1996, 1995 and 1994, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 1996 totaled 16,800 net and 87,000 gross acres. At October 31, 1996, the company owned working interests in 50.05 net (161 gross) wells consisting of 24.36 net (58 gross) oil wells and 25.69 net (103 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 171 oil and gas wells. In 1996, the company divested of 1.04 net (2 gross) wells. In the same period, the company acquired interests in 6.28 net (25 gross) wells in which it did not previously own an interest and 3.63 net (19 gross) wells where the company previously owned an interest.

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

                                                            Working
                        Royalty Interest Acreage        Interest Acreage
-------------------------------------------------------------------------------
    Expiration                                Net
   Year Ending                              Royalty
   October 31          Gross       Net       Acres       Gross     Net
 -----------------------------------------------------------------------------
    1997                -          -         -           1,500     1,200
    1998                -          -         -           1,300       300
    1999               7,000      7,000       100        6,400     2,600
    2000                -          -         -           3,800     1,500
    2001                -          -         -           1,000       900
   Thereafter          5,300      5,300       100       47,600    14,800
Held-By-Production   105,400     84,300     7,700       11,800     2,600
------------------------------------------------------------------------------

                     117,700     96,600     7,900       73,400    23,900
==============================================================================


The acreage in the above table is located in nine states including Oklahoma, Texas, Colorado, Wyoming, North Dakota and Utah.

Royalty and production payment interests are referred to collectively as royalty interests. In general, "royalty" and "production payment" interests are nonoperated interests which are not burdened by costs of exploration or lease operations, while "working interests" have operating rights and participate in such costs. Operating rights in leases underlying the company's royalties are held by others and, therefore, the company cannot compel exploration or development of the leases nor can it control costs of operations.

Drilling and New Zone Recompletions

The following tables set forth the number of gross and net oil and gas wells in which the company has participated in drilling or new zone recompletions and the results thereof for the periods indicated.


                            Gross Wells
------------------------------------------------------------------------------
Year Ended  Total Gross                 Exploratory             Development
                                    --------------------    ------------------
October 31     Wells                  Oil    Gas   Dry        Oil  Gas   Dry
------------------------------------------------------------------------------
  1996           6                     2      1     2          -     1    -
  1995           9                     2      2     2          -     3    -
  1994           3                     -      1     -          -     2    -
1978-1993      120                     7     24    67         15     3    4
------------------------------------------------------------------------------

               138                    11     28    71         15     9    4
==============================================================================

                             Net Wells
------------------------------------------------------------------------------

Year Ended  Total Net                   Exploratory             Development
                                    --------------------    ------------------
October 31    Wells                   Oil    Gas   Dry        Oil   Gas    Dry
------------------------------------------------------------------------------
   1996       1.381                   .460   .472   .213     -     .235     -
   1995       2.168                   .150   .475   .975     -     .568     -
   1994        .616                    -     .500    -       -     .116     -
 1978-1993   19.141                   .791  2.776  9.505   4.350   .235   1.485
-------------------------------------------------------------------------------

             23.306                  1.401  4.223 10.693   4.350  1.154   1.485
===============================================================================


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996

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


                                  1996                     1995
-----------------------------------------------------------------------
Fiscal Quarter Ended        High        Low          High        Low
-----------------------------------------------------------------------
January 31                  $1.75       $1.50        $1.75       $1.56
April 30                     1.88        1.63         1.88        1.63
July 31                      2.06        1.63         1.88        1.63
October 31                   2.00        1.50         1.75        1.50


At December 31, 1996, the company had 4,655 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.

ITEM 6.  SELECTED FINANCIAL DATA


October 31                   1996           1995            1994           1993           1992
-------------------------------------------------------------------------------------------------
Revenues               $2,287,000     $2,129,000      $1,931,000     $2,123,000     $2,064,000
Net income (loss)
 before accounting
 change and
 extraordinary item       260,000        251,000         150,000       (375,000)*     (126,000)*
Net income (loss)         260,000        251,000         150,000       (576,000)**    (126,000)

Per share amounts:
 Before tax
  accounting change          $.08           $.08            $.05          $(.11)*        $(.04)*
 After tax
  accounting change           .08            .08             .05           (.17)**        (.04)
Total assets           $9,187,000     $8,718,000      $9,150,000     $8,447,000     $9,159,000
Long-term debt               -              -               -              -              -
 stockholders'
 equity                 7,789,000      7,688,000       7,615,000      7,577,000      8,235,000


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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The company's working capital and cash flow represent a significant capital resource and source of liquidity. At fiscal year-end, October 31, 1996, working capital was $2,570,000. Cash generated by operating activities totaled $1,143,000 in 1996. Working capital and cash flow were used primarily to fund oil and gas acquisition and development expenditures totaling $817,000 and to purchase 94,000 shares of treasury stock for $159,000.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 1997 operations. However, if the company were to make one or more major acquisitions during the coming year, issuance of additional stock, bank borrowings or other forms of debt financing might be considered. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year-end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can normally plan expenditures to coincide with available funds.

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

Volatile gas and oil prices have increasingly become a reality for the energy business. Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has occasionally hedged product prices by forward selling a portion of its production in the NYMEX futures market. This is done when the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price of a product is adequate to insure reasonable returns and downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales.

During fiscal 1995, the company hedged a substantial portion of its gas production. Hedging gains for fiscal 1995 totaled $161,000, or $.35 per Mcf of gas produced, while in 1996 a hedging loss was incurred totaling $25,000, or $.04 per Mcf produced.

In the first quarter of fiscal 1996, the basis differential between the NYMEX futures market and the company's Mid-Continent and Rocky Mountain cash markets unexpectedly expanded causing the company to close all hedge positions. The company did not enter into any significant hedges after the first quarter of 1996, and its ability and/or willingness to hedge in the future is presently uncertain due primarily to basis risk and market volatility.

Oil and gas sales volume and price comparisons for the indicated years ended October 31 are set forth below.


                   1996                   1995                   1994
------------------------------------------------------------------------------
Product      Volume      Price      Volume      Price      Volume     Price
------------------------------------------------------------------------------
Gas (Mcf)    550,000    $ 1.59*     458,000    $ 1.65*     403,000   $ 1.66
Oil (bbls)    42,000    $19.77       45,000**  $16.43       49,000   $14.86


* Includes gas hedging loss of $.04 per Mcf in 1996 and gas hedging gains totaling $.35 per Mcf in 1995.
** Decline in oil production due to sale of 34 marginal oil wells during the year.


The average interest rate earned on short-term investments was 5.8% in 1996, 6.4% in 1995, and 4.1% in 1994. Current interest rates available to the company have not changed significantly.

Acquisitions and Exploration

During 1996, the company participated in drilling and new zone completions on three oil wells and three gas wells located in Oklahoma and Wyoming of which four were successful and two were dry holes. The company also expanded its producing property base by purchasing new or additional interests in 44 wells located in Oklahoma and Wyoming. These activities added nine wells to the operated properties managed by the company. Undeveloped acreage was acquired mostly in gas-prone areas of Southwest Wyoming. Capital expenditures for oil and gas activities totaled $817,000 in 1996.

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

Results of Operations

In 1996, total revenues rose 7% to $2,287,000 compared to $2,129,000 in 1995 with oil and gas sales accounting for virtually all of the increase. As the above oil and gas price/volume table shows, total gas price realizations, which reflect the effect of hedging transactions, fell slightly to $1.59 Mcf and oil price realizations rose 20% to $19.77 per barrel. The net effect of these price changes was to increase oil and gas sales by $123,000. Net "wellhead" gas prices received rose 25% to $1.63 per Mcf compared to $1.30 per Mcf last year. Gas hedging activities generated losses of $.04 per Mcf in 1996 compared to gains totaling $.35 per Mcf in 1995. Accordingly, total gas price realizations, which include the effect of hedging transactions, fell slightly to $1.59 in 1996 per Mcf compared to $1.65 per Mcf last year. Gas volumes produced increased 20% and oil volumes produced declined 7%. The net effect of these volume changes was to increase oil and gas sales by $87,000. The gas volume increase was primarily due to wells placed on stream late in fiscal 1995, production from new acquisitions, and periodic shut-in of some large gas properties last year due primarily to low gas prices. The decline in oil volumes is mostly due to normal production declines. Operating income increased slightly. Interest and other income declined due to lower yields on cash investments and lower net returns on the company's bond investments.

In 1995, total revenues rose 10% to $2,129,000 compared to $1,931,000 in 1994 with oil and gas sales accounting for 49% of the increase. As the above oil and gas price/volume table shows, total gas price realizations fell slightly to $1.65 per Mcf and oil price realizations rose 11% to $16.43 per barrel. The net effect of these price changes was to increase oil and gas sales by $91,000. Net "wellhead" gas prices fell 22% to $1.30 per Mcf compared to $1.66 per Mcf last year. Gas hedging activities generated profits totaling $.35 per Mcf in 1995. Accordingly, total gas prices realizations, which include the effect of hedging transactions, were stable between the two periods in the $1.65 to $1.66 per Mcf range. Gas volumes increased 14% and oil volumes declined 8%. The net effect of these volume changes was to increase oil and gas sales by $6,000. The gas volume increase was primarily due to wells placed on stream early in fiscal 1995 together with production from acquisitions made in the fourth fiscal quarter of last year. Gas volume increases were partially offset by periodic shut-in of some large gas properties during the year due primarily due to low gas prices. The decline in oil volumes is mostly due to sale of 34 gross (17 net) marginal oil wells during the year and loss of oil volumes associated with curtailed gas production. Operating income increased slightly. Interest and other income increased due to higher yields on temporary cash investments.

In 1996, total costs and expenses increased 8% to $1,886,000 compared to $1,751,000 in 1995. Depreciation, depletion and amortization ("DD&A") for 1996 increased 9% compared to 1995 due primarily to a 10% increase in oil and gas production. Oil and gas production expenses increased 11% due mostly to additions of interests in 19 new wells and in 25 wells where the company already owned an interest. General and administrative expenses increased 3% primarily as a result of inflationary pressures on administrative costs. The effective tax rate was approximately 35% in 1996 and 34% in 1995.

In 1995, total costs and expenses increased 3% to $1,751,000 compared to $1,702,000 last year. DD&A increased 3% due primarily to increased production resulting from acquisitions and drilling. Oil and gas production expenses increased 4% due mostly to additions of interests in wells where the company already owned an interest. General and administrative expenses increased slightly primarily as a result of inflationary pressures on administrative costs. The effective tax rate was approximately 34% in both years.

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Consolidated Balance Sheets, October 31, 1996 and 1995

Consolidated Statements of Operations for the Three Years Ended
 October 31, 1996

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 1996

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 1996

Notes to Consolidated Financial Statements

Independent Auditors' Report


CONSOLIDATED BALANCE SHEETS
October 31, 1996 and 1995


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------

Assets                                                  1996          1995
-----------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                     $  344,000  $  130,000
     Temporary cash investments                     2,529,000   2,580,000
     Receivables:
       Trade                                          143,000     129,000
       Accrued oil and gas sales                      235,000     169,000
       Accrued interest                                 6,000       6,000
     Other                                             30,000      34,000
-----------------------------------------------------------------------------

                                                    3,287,000   3,048,000
-----------------------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
     Unevaluated                                      733,000     709,000
     Evaluated                                      4,903,000    4,601,000
-----------------------------------------------------------------------------

                                                    5,636,000   5,310,000
-----------------------------------------------------------------------------

Long-term assets:
     Operating rights and other
      intangible assets, net                          226,000     312,000
     Other, net                                        38,000      48,000
-----------------------------------------------------------------------------

                                                      264,000      360,000
-----------------------------------------------------------------------------

                                                   $9,187,000  $8,718,000
=============================================================================


Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------
Current liabilities:
     Accounts payable                              $  711,000  $  473,000
     Income taxes payable                               6,000        -
-----------------------------------------------------------------------------

                                                      717,000     473,000
-----------------------------------------------------------------------------

Deferred income taxes                                 681,000     557,000
-----------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock, without par value, 5,000,000
      shares authorized, none issued                     -           -
     Common stock, $.10 par value, 20,000,000
      shares authorized, 3,666,000 shares issued      366,000     366,000
     Capital in excess of par value                 6,236,000   6,236,000
     Retained earnings                              2,200,000   1,940,000
     Treasury stock, at cost, 601,000 shares in
      1996 and 507,000 shares in 1995              (1,013,000)   (854,000)
-----------------------------------------------------------------------------
                                                    7,789,000   7,688,000
-----------------------------------------------------------------------------

Commitments
-----------------------------------------------------------------------------

                                                   $9,187,000  $8,718,000
=============================================================================

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 1996


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------
                                        1996          1995           1994
-----------------------------------------------------------------------------
Revenues:

    Oil and gas sales             $1,703,000    $1,493,000     $1,396,000

    Operating                        421,000       416,000        414,000

    Interest and other               163,000       220,000        121,000
-----------------------------------------------------------------------------
                                   2,287,000     2,129,000      1,931,000
-----------------------------------------------------------------------------

Costs and expenses:

    General and administrative       618,000       600,000        593,000

    Depreciation, depletion and
     amortization                    577,000       529,000        512,000

    Oil and gas production           691,000       622,000        597,000
-----------------------------------------------------------------------------
                                   1,886,000     1,751,000      1,702,000
-----------------------------------------------------------------------------

Income before income taxes           401,000       378,000        229,000

Income taxes                        (141,000)     (127,000)       (79,000)
-----------------------------------------------------------------------------

Net income                        $  260,000    $  251,000     $  150,000
=============================================================================



Net income per share                    $.08          $.08           $ .05
=============================================================================


Weighted average common shares
 outstanding during the period     3,104,000     3,203,000      3,308,000
=============================================================================

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 1996


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------
                                              Capital In                              Total
                           Common Stock       Excess Of      Retained   Treasury  Stockholders'
                          ----------------
                        Shares     Amount      Par Value     Earnings     Stock       Equity
-------------------------------------------------------------------------------------------------
Balances,
 October 31, 1993     3,666,000  $366,000     $6,236,000    $1,539,000   $(564,000)   $7,577,000

Purchase of treasury
 stock                     -         -              -             -       (112,000)     (112,000)

Net income                 -         -              -          150,000        -          150,000
-------------------------------------------------------------------------------------------------

Balances,
 October 31, 1994     3,666,000   366,000      6,236,000     1,689,000    (676,000)    7,615,000

Purchase of treasury
 stock                     -         -              -             -       (178,000)     (178,000)

Net income                 -         -              -          251,000        -          251,000
-------------------------------------------------------------------------------------------------

Balances,
 October 31, 1995     3,666,000   366,000      6,236,000     1,940,000    (854,000)    7,688,000

Purchase of treasury
 stock                     -         -              -            -        (159,000)     (159,000)

Net income                 -         -              -          260,000        -          260,000
-------------------------------------------------------------------------------------------------

Balances,
 October 31, 1996     3,666,000  $366,000     $6,236,000    $2,200,000 $(1,013,000)   $7,789,000
=================================================================================================

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 1996


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------


                                                 1996          1995       1994
-------------------------------------------------------------------------------

Cash flows from operating activities:
 Net Income                               $   260,000   $   251,000 $  150,000
 Noncash expenses included in
  net income:
   Depreciation, depletion and
    amortization                              577,000       529,000    512,000
   Deferred income taxes                      124,000       127,000    123,000
   Other                                       14,000        18,000     16,000
 Changes in assets and liabilities:
   Trade receivables                          (14,000)       16,000     82,000
   Accrued oil and gas sales                  (66,000)       27,000     41,000
   Accrued interest                              -            7,000     (7,000)
   Other current assets                         4,000        29,000    (35,000)
   Accounts payable                           238,000      (177,000)   162,000
   Income taxes payable                         6,000          -       (75,000)
-------------------------------------------------------------------------------
Net cash provided by operating activities   1,143,000       827,000    969,000
-------------------------------------------------------------------------------

Cash flows from investing activities:

 Increase in oil and gas properties, net     (817,000)     (519,000)(1,065,000)
 Purchases of certificates of deposit
  and other investments                    (1,791,000)   (1,475,000)(2,849,000)
 Proceeds from certificates of deposit
  and other investments                     2,106,000     1,966,000  2,750,000
 Investments in managed funds, net           (264,000)     (340,000)  (347,000)
 Other                                         (4,000)      (27,000)   (13,000)
-------------------------------------------------------------------------------
Net cash used in investing activities        (770,000)     (395,000)(1,524,000)
-------------------------------------------------------------------------------


Cash flows from financing activities:
 Purchase of treasury stock                  (159,000)     (178,000)  (112,000)
  Proceeds from (payment of) short-term
    note payable                                 -         (455,000)   455,000
-------------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                        (159,000)     (633,000)   343,000
-------------------------------------------------------------------------------

Increase (decrease) in cash
 and cash equivalents                         214,000      (201,000)  (212,000)

Cash and cash equivalents:
 Beginning of year                            130,000       331,000    543,000
-------------------------------------------------------------------------------

  End of year                             $   344,000   $   130,000 $  331,000
===============================================================================

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1996


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of CREDO Petroleum Corporation and its wholly owned subsidiaries (the "company"). The company engages in oil and gas acquisition, exploration, development and production activities in the United States. Certain operations are conducted through three private limited partnerships (the "Partnerships") which, as general partner, the company manages and controls. The company's general and limited partner interests in the Partnerships are combined on the proportionate share basis in accordance with accepted industry practice. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts.

Financial Instruments

Cash equivalents include highly liquid investments with original maturities of three months or less. Temporary cash investments include certificates of deposit and other short-term investments which are reasonably expected to mature, or to be liquidated, within twelve months. It is management's best estimate that the carrying amount of all financial instruments approximates their fair value due to the short maturity of said instruments.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled $108,000 in 1996 and 1995. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $3.66 in 1996, $3.66 in 1995 and $3.68 in 1994.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $108,000 and $145,000 were incurred in 1996 and 1995, respectively.

Operating Rights and Other Intangible Assets

Operating rights represent contractual agreements designating the company to conduct and supervise the day to day operations of a well in return for a specified monthly fee. Amortization of purchased operating rights is based on the relationship of the number of months of operations to the estimated economic lives of the wells. Amortization was $85,000 in each of the three years ended October 31, 1996. Accumulated amortization was $677,000 and $592,000 at October 31, 1996 and 1995, respectively.

Natural Gas and Crude Oil Price Hedging

The company periodically hedges the price of its oil and gas production. Hedging transactions relate to anticipated production volumes and take the form of forward, or "short", selling all or part of such volumes in the NYMEX futures market. Hedges are closed by purchasing offsetting "long" positions. The company may hedge its production when the potential for significant downward price movement is anticipated. Hedges are generally expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if company believes that the potential for such movement has abated. The company's most significant hedging risk is that cash prices in markets where the company sells its products will not move in tandem with futures market prices, and thus, that gains or losses in one market will not be fully offset by opposite moves in the other market. Hedging gains or losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Hedging losses totaled $25,000 in 1996 and hedging gains totaled $161,000 in 1995.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Amounts

Per share amounts are computed on the basis of the weighted average number of common shares outstanding during the year. The assumed exercise of stock options is not included because the effect would be immaterial.

(2)  COMMON STOCK AND PREFERRED STOCK

During fiscal 1996 and 1995, the company acquired 94,000 and 107,000 shares of its common stock at a total cost of $159,000 and $178,000, respectively.
These transactions have been recorded as treasury stock.

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

A non-qualified stock option plan approved by the company's shareholders, authorizes granting of options to directors to purchase shares of common stock. As of October 31, 1996, 210,000 shares had been reserved for issuance under the plan. Options under the plan are granted at the fair market value of the company's common stock on the date of grant. Options granted under the plan become exercisable in annual increments of 25% beginning with the first anniversary date of the grant and expire on the fifth anniversary date if unexercised. There were no option transactions in 1996 or 1995. At October 31, 1996, options to purchase 50,000 shares were outstanding at $1.88 per share and all such options were exercisable.

The Financial Accounting Standards Board has recently issued a statement which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The company does not presently intend to adopt such fair value accounting but will make the related disclosures as required by the statement.

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement effective January 1, 1996. The lease agreement requires payments of $40,000 in 1997 escalating ratably over five years to $45,000 in 2001. Total rental expense in fiscal 1996, 1995 and 1994 was $42,000, $41,000 and $38,000, respectively. The company has no capital leases and no other operating lease commitments.

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

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:


Years Ended October 31           1996              1995              1994
-----------------------------------------------------------------------------
Current                     $ 124,000         $    -            $ (44,000)
Deferred                       17,000           127,000           123,000
-----------------------------------------------------------------------------

                            $ 141,000         $ 127,000         $  79,000
=============================================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:


Years Ended October 31               1996                1995           1994
----------------------------------------------------------------------------
Federal statutory income tax rate     34 %                34%            34%
Effect of graduated tax rates         (4)                  2             10
State income taxes                     4                   2              5
Percentage depletion                   1                  (5)           (14)
Other, net                             -                   1             (1)
----------------------------------------------------------------------------
                                      35%                 34%            34%
============================================================================


The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 1996 and 1995 are as follows:


October 31                                            1996          1995
-----------------------------------------------------------------------------
Deferred tax assets:
 Percentage depletion carryforwards              $ 226,000     $ 231,000
 Alternative minimum tax carryforwards              56,000        45,000
 Investment tax credit carryforwards                16,000        20,000
 Net operating loss carryforwards                     -           53,000
-----------------------------------------------------------------------------
 Total deferred tax assets                         298,000       349,000
-----------------------------------------------------------------------------
Deferred tax liabilities:
 Intangible drilling, leasehold and
  other exploration costs capitalized
  for financial reporting purposes but
  deducted for tax purposes                       (906,000)     (842,000)
 State taxes and other                             (73,000)      (64,000)
-----------------------------------------------------------------------------
 Total gross deferred tax liabilities             (979,000)     (906,000)
-----------------------------------------------------------------------------
Net deferred tax liability                       $(681,000)    $(557,000)
=============================================================================

At October 31, 1996, the company has investment tax credit carryforwards of $16,000 which expire in varying amounts through 2001, and has statutory depletion carryforwards of $831,000.

(5)  SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs


October 31                                 1996        1995        1994
-----------------------------------------------------------------------------
Unproved properties not being
 amortized                          $   733,000 $   709,000 $   564,000
Properties being amortized           10,793,000  10,000,000   9,626,000
Accumulated depreciation,
 depletion and amortization          (5,890,000) (5,399,000) (4,955,000)
-----------------------------------------------------------------------------

Acquisition, Exploration and Development Costs Incurred

Years Ended October 31                     1996        1995        1994
-----------------------------------------------------------------------------
Property acquisition costs,
 net of sales proceeds:
  Proved                            $   303,000 $    37,000 $   592,000
  Unproved                               28,000      (5,000)    298,000
Exploration costs                       421,000     184,000     149,000
Development costs                        65,000     303,000      26,000
-----------------------------------------------------------------------------
Total cost incurred                 $   817,000 $   519,000 $ 1,065,000
=============================================================================

Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Total Petroleum, Inc. 19% in 1996 and 23% in 1995; and Western Gas Resources, Inc. 10% in 1995.

Oil and Gas Reserve Data (Unaudited)

In 1996, 1995 and 1994, independent petroleum engineers estimated proved reserves for the company's significant properties which represented 60%, 60% and 61%, respectively, of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $23.96, $16.31 and $16.22 per barrel for oil and $2.39, $1.34 and $1.38 per Mcf for gas in 1996, 1995 and 1994,
respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.


                              1996                 1995                 1994
------------------------------------------------------------------------------------
                        Gas(Mcf) Oil(bbls)   Gas(Mcf) Oil(bbls)   Gas(Mcf) Oil(bbls)
------------------------------------------------------------------------------------
Proved reserves:
Balance, November 1   5,364,000   363,000  5,188,000   363,000  3,654,000   382,000
Revisions of
 previous estimates     (96,000)   16,000    116,000    37,000    456,000     3,000
Extensions and
 discoveries            302,000     4,000    459,000     3,000    245,000      -
Purchases of
 reserves in place      796,000    23,000     97,000    29,000  1,236,000    27,000
Sales of reserves
 in place                  -         -       (38,000)  (24,000)      -         -
Production             (550,000)  (42,000)  (458,000)  (45,000)  (403,000)  (49,000)
------------------------------------------------------------------------------------
Balance, October 31   5,816,000   364,000  5,364,000   363,000  5,188,000   363,000
====================================================================================
Proved developed reserves:

Beginning of period   5,112,000   363,000  4,936,000   363,000  3,654,000   382,000
====================================================================================
End of period         5,048,000   334,000  5,112,000   363,000  4,936,000   363,000
====================================================================================


The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.


                                       1996           1995             1994
-----------------------------------------------------------------------------
Future cash inflows             $22,609,000    $13,102,000      $13,159,000
Future production and
 development costs               (8,047,000)    (5,322,000)      (5,282,000)
Future income tax expense        (1,893,000)    (1,050,000)        (994,000)
-----------------------------------------------------------------------------
Future net cash flows            12,669,000      6,730,000        6,883,000
10% discount factor              (5,068,000)    (2,557,000)      (2,589,000)
-----------------------------------------------------------------------------
Standardized measure of
 discounted future net
 cash flows                     $ 7,601,000    $ 4,173,000      $ 4,294,000
=============================================================================


The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.


                                       1996           1995             1994
-----------------------------------------------------------------------------
Balance, November 1             $ 4,173,000    $ 4,294,000      $ 3,486,000
Sales of oil and gas
 produced, net of
 production costs                (1,039,000)      (709,000)        (799,000)
Net changes in prices,
 production and development
 costs                            2,641,000       (590,000)        (577,000)
Revisions of quantity
 estimates and other                 87,000        363,000          572,000
Purchases of reserves in place    1,347,000        243,000        1,008,000
Sales of reserves in place             -          (151,000)            -
Extensions and discoveries,
 net of future development
 and production costs               483,000        329,000          195,000
Accretion of discount               417,000        429,000          349,000
Net change in income taxes         (508,000)       (35,000)          60,000
-----------------------------------------------------------------------------
Balance, October 31             $ 7,601,000    $ 4,173,000      $ 4,294,000
=============================================================================

<Auditor's Report>

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
 CREDO Petroleum Corporation
 Denver, Colorado

We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


Denver, Colorado                                 HEIN + ASSOCIATES LLP
January 3, 1997

 </Auditor's Report>

------------------------------------------------------------------------------
                                  PART III.

ITEM 9.  EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1996.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1996.

                                  PART IV.

ITEM 13.  FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND
    REPORTS ON FORM 8-K

(a)       The Index to Financial Statements is set forth under Item 8.

(c)       Exhibits

3(a)(i)   Articles of Incorporation of CREDO Petroleum Corporation
 & 4(a)    (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(ii)  Articles of Amendment of Articles of Incorporation, dated March 9,
            1982 (incorporated by reference to Form 10-K dated October 31,
            1982).
3(a)(iii) Articles of Amendment of Articles of Incorporation, dated
           October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iv)  Articles of Amendment of Articles of Incorporation dated April 18,
           1984 (incorporated by reference to Form 10-K dated October 31,
           1984).
3(a)(v)   Articles of Amendment of Articles of Incorporation dated April 18,
           1984 (incorporated by reference to Form 10-K dated October 31,
           1984).
3(a)(vi)  Articles of Amendment of Articles of Incorporation dated April 2,
           1985 (incorporated by reference to Form 10-K dated October 31,
           1985).
3(a)(vii) Articles of Amendment of Articles of Incorporation dated March 25,
           1986 (incorporated by reference to Form 10-K dated October 31,
           1986).
3(a)(viii)Articles of Amendment of Articles of Incorporation dated March 24,
           1988 (incorporated by reference to Form 10-K dated October 31,
           1989).
3(a)(ix)  Articles of Amendment to Articles of Incorporation dated May 11,1990.

(b)(i)    By-Laws of CREDO Petroleum Corporation, as amended May 27, 1981
           (incorporated by reference to Form 10-K dated October 31, 1981). 3(b)(ii) By-Laws of CREDO Petroleum Corporation, as amended May 27, 1981 and
           January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)(iii) By-Laws of CREDO Petroleum Corporation, as amended October 30, 1986
           (incorporated by reference to Form 10-K dated October 31, 1986). 3(b)(iv) Amendment to Article X of CREDO Petroleum Corporation's By-Laws
           dated March 24, 1988 (incorporated by reference to the company's definitive proxy dated February 5, 1988).
4(i)      Shareholders' Rights Plan, dated April 11, 1989.
10(a)     CREDO Petroleum Corporation Non-qualified Stock Option Plan, dated
           January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)     CREDO Petroleum Corporation Incentive Stock Option Plan, dated
           October 2, 1981 (incorporated by reference to the company's definitive proxy statement, dated January 22, 1982).
10(c)     Model of Director and Officer Indemnification Agreement provided for by Article X of CREDO Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
22        CREDO Petroleum Corporation (a Colorado corporation) and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at
           1801 Broadway, Suite 900, Denver, CO 80202-3837.

------------------------------------------------------------------------------
                            SIGNATURES

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

Date:  January 3, 1997





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Date                 Signature                      Title
     ----------------     -------------------------   ------------------------


   January 3, 1997   /s/ William N. Beach             Director
                         -------------------------
                         William N. Beach


   January 3, 1997   /s/ Otto P. Butterly             Director
                         -------------------------
                         Otto P. Butterly


   January 3, 1997   /s/ William D. Howell            Director
                         -------------------------
                         William D. Howell


   January 3, 1997   /s/ James T. Huffman             Chairman of the Board,
                         -------------------------    President, Treasurer
                         James T. Huffman


   January 3, 1997   /s/ William F. Skewes            Director, Corporate
                         -------------------------    Secretary, General Counsel
                         William F. Skewes


   January 3, 1997   /s/ Richard B. Stevens           Director
                         -------------------------
                         Richard B. Stevens