Form 10-Q
period 1997-01-31
CREDO PETROLEUM CORP
filed 1997-03-17
CIK 277924

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               Form 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                  For Quarter Ended January 31, 1997

                     Commission File Number 0-8877



                      CREDO PETROLEUM CORPORATION



                Colorado                            84-0772991
        (State of Incorporation)           (IRS Employer Identification)

        1801 Broadway, Suite 900                      80202
             Denver, Colorado                      (Zip Code)
  (Address of principal executive office)

                              303-297-2200
                           (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of January 31, 1997: Common stock, $.10 par value - 3,063,000
       Preferred stock, no par value - None issued

                      CREDO PETROLEUM CORPORATION

                           Index to Form 10-Q


----------------------------------------------------------------------


PART I - FINANCIAL INFORMATION (unaudited)                        Page
                                                                  ----
Consolidated Balance Sheets
 As of January 31, 1997 and October 31, 1996                        3

Consolidated Statements of Earnings and Changes in  Retained Earning
 For the Three Month Periods Ended January 31, 1997 and 1996        4

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended January 31, 1997 and 1996        5

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              6-9


PART II - OTHER INFORMATION

Not Applicable


              ------------------------------------

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                      CREDO PETROLEUM CORPORATION
                      Consolidated Balance Sheets

                              A S S E T S

                                                January 31,  October 31,
                                                   1997         1996
                                                -----------  -----------
                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                     $   71,000   $  344,000
  Temporary cash investments                     2,424,000    2,529,000
  Receivables:
    Trade                                          216,000      125,000
    Accrued oil and gas sales                      588,000      253,000
    Accrued interest                                 6,000        6,000
  Other                                             30,000       30,000
                                                ----------   ----------
                                                 3,335,000    3,287,000
                                                ----------   ----------

OIL AND GAS PROPERTIES, at Cost,
 Full Cost Method:
   Unevaluated                                     790,000      733,000
   Evaluated                                     4,992,000    4,903,000
                                                ----------   ----------
                                                 5,782,000    5,636,000
                                                ----------   ----------
LONG-TERM ASSETS:
  Operating rights and other
   intangible assets, net                          205,000      226,000
  Other, net                                        35,000       38,000
                                                ----------   ----------
                                                   240,000      264,000
                                                ----------   ----------

                                                $9,357,000   $9,187,000
                                                ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $  568,000   $  711,000
  Income taxes payable                               6,000        6,000
                                                ----------   ----------
                                                   574,000      717,000
                                                ----------   ----------

DEFERRED INCOME TAXES                              792,000      681,000
                                                ----------   ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value
   5,000,000 shares
   authorized, none issued                            -            -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,666,000 shares issued                         366,000      366,000
  Capital in excess of par value                 6,236,000    6,236,000
  Retained earnings                              2,406,000    2,200,000
  Treasury stock, at cost,
   603,000 shares in 1997 and
   601,000 in 1996                              (1,017,000)  (1,013,000)
                                                ----------   ----------
                                                 7,991,000    7,789,000
                                                ----------   ----------
COMMITMENTS
                                                ----------   ----------

                                                $9,357,000   $9,187,000
                                                ==========   ==========

                           See accompanying notes.

                      CREDO PETROLEUM CORPORATION
             Consolidated Statements of Earnings And Changes in
                     Retained Earnings - Unaudited

                                                  Three Months Ended
                                                     January 31,
                                                  ------------------
                                                  1997          1996
                                                  ----          ----

REVENUES:
  Oil and gas sales                            $  680,000   $  346,000
  Operating                                       113,000      102,000
  Interest and other                               38,000       60,000
                                                ---------   ----------
                                                  831,000      508,000
                                                ---------   ----------

COSTS AND EXPENSES:
  General and administrative                      156,000      158,000
  Depreciation, depletion and
   amortization                                   145,000      131,000
  Oil and gas production                          213,000      155,000
                                               ----------   ----------
                                                  514,000      444,000
                                               ----------   ----------


INCOME BEFORE INCOME TAXES                        317,000       64,000

INCOME TAXES                                     (111,000)     (22,000)
                                               ----------   ----------

NET INCOME                                        206,000       42,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD                            2,200,000    1,940,000
                                               ----------   ----------

RETAINED EARNINGS,
 END OF PERIOD                                 $2,406,000   $1,982,000
                                               ==========   ==========


NET INCOME PER SHARE                           $      .07   $      .01
                                               ==========   ==========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING DURING
 THE PERIOD                                     3,065,000    3,138,000
                                                =========   ==========

                           See accompanying notes.

                         CREDO PETROLEUM CORPORATION
              Consolidated Statements of Cash Flows - Unaudited

                                                  Three Months Ended
                                                      January 31,
                                                  -------------------
                                                  1997           1996
                                                  ----           ----

OPERATING ACTIVITIES:
 Net income                                     $ 206,000   $  42,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization         145,000    131,000
  Deferred income taxes                            111,000     22,000
  Other                                              3,000      4,000
 Changes in assets and liabilities:
  Trade receivables                                (91,000)   (12,000)
  Accrued oil and gas sales                       (335,000)   (38,000)
  Accrued interest                                    -        (2,000)
  Other                                               -       (33,000)
  Accounts payable                                (143,000)   (60,000)
  Income taxes payable                                -          -
                                                 ---------  ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             (104,000)    54,000
                                                  --------  ---------

INVESTING ACTIVITIES:
 Oil and gas properties                           (270,000)   (51,000)
 Purchase of certificates of deposit
  and other investments                           (362,000)  (498,000)
 Proceeds from certificates of  deposit
  and other investments                            467,000    619,000
 Changes in long-term assets                          -         2,000
                                                  --------   --------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                             (165,000)    72,000
                                                 ---------  ---------


FINANCING ACTIVITIES:
  Purchase of treasury stock                        (4,000)  ( 63,000)
                                                 ---------  ---------

NET CASH USED BY FINANCING ACTIVITIES               (4,000)   (63,000)
                                                  --------  ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (273,000)    63,000

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                               344,000    130,000
                                                  --------   --------

END OF PERIOD                                    $  71,000  $ 193,000
                                                 =========  =========


                           See accompanying notes.

                      CREDO PETROLEUM CORPORATION
           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
                           January 31, 1997


LIQUIDITY AND CAPITAL RESOURCES

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At first quarter-end, working capital was $2,761,000, up 7% from fiscal year ended October 31, 1996. Cash flow from operating activities before working capital changes totaled $465,000 for the three months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of treasury stock.

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

    Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the transportation and marketing segments of the natural gas industry. Gas price decontrol, the advent of an active spot market for natural gas, and commodity trading have resulted in gas prices received by the company being subject to significant monthly fluctuations. Sales and prices accelerate in peak demand periods such as the winter months and subside during lower demand periods.

    Uncertainties also exist with respect to the supply of oil available to world markets. OPEC and other foreign producers exercise considerable influence over the worldwide oil supply which in turn affects prices for petroleum products.

    The company periodically hedges the price of its oil and gas production. Hedging transactions relate to anticipated production volumes and generally take the form of forward, or "short", selling all or part of such volumes in the futures market. Hedges are generally closed by purchasing offsetting "long" positions. The company may hedge its production when the potential for significant downward price movement is anticipated. Hedges are generally expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. The company's most significant hedging risk is that cash prices in markets where the company sells its products will not move in tandem with futures market prices, and thus, that gains or losses in one market will not be fully offset by opposite moves in the other market. Hedging gains or losses are recognized as adjustments to oil and gas sales as the hedged product is produced.

    The company's hedging decisions are based on a number of very subjective factors which include its gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships.

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

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.


                 Three Months            Three Months        Percent    Percent
            Ended January 31, 1997  Ended January 31, 1996    Volume     Price
            ----------------------  ----------------------
Product        Volume      Price       Volume      Price      Change     Change
-------        ------      -----       ------      -----      ------     ------
Gas (Mcf)     143,400     $ 3.04      125,400     $ 1.52(1)     +14%      +100%
Oil (bbls)     10,300     $23.67       10,900     $16.88        - 6%      + 40%


                 Three Months            Three Months        Percent    Percent
            Ended January 31, 1997  Ended October 31, 1996    Volume     Price
            ----------------------  ----------------------
Product        Volume      Price       Volume      Price      Change     Change
-------        ------      -----       ------      -----      ------     ------
Gas (Mcf)     143,400     $ 3.04      140,100     $ 1.66        + 2%       +83%
Oil (bbls)     10,300     $23.67       10,400     $22.52        - 1%       + 5%


(1) Includes a $.20 per Mcf hedging loss.

    The interest rate earned on short-term investments averaged approximately 5.7% for the three months ended January 31, 1997 compared to 6.5% in the same period of 1996. Current interest rates available to the company are approximately 5.7%.

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

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31,
1996

    In the first quarter of fiscal 1997, net income was $206,000 compared to $42,000 in the same period last year.

    Total revenues increased 64% to $831,000 in the first quarter of 1997 compared to $508,000 in the same period last year. Oil and gas sales increased 97% to $680,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations, which reflect the effect of hedging transactions, increased 100% $3.04 per Mcf in 1997 compared to $1.52 last year. Hedging transactions resulted in a $.20 per Mcf loss in the year earlier quarter. Oil price realizations increased 40% to $23.67 per barrel compared to $16.88 last year. The net effect of these price changes was to increase oil and gas sales by $289,000.
Gas volumes increased 14% and oil volumes declined 6%. The gas volume increase is due to production added from successful drilling and producing property acquisitions. The net effect of these volume changes was to increase oil and gas sales by $45,000. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income decreased in the current quarter due to lower yields on cash investments and lower net returns on the company's other investments.

    Total costs and expenses were $514,000 in the first quarter of 1997, up 16% from the $444,000 in the same period last year. General and administrative expenses were substantially unchanged. Increased depreciation, depletion and amortization reflects the 8% increase in gas-equivalent production. The increase in oil and gas production expenses reflects the additional operating costs associated with recently acquired properties and significantly higher production taxes as a result of the higher oil and gas revenues. Income taxes were provided at 35% in both quarters.

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 31,
1996

    In the first quarter of fiscal 1997, net income was $206,000 compared to $110,000 in the prior quarter.

    Total revenues increased 33% to $831,000 in the first quarter compared to $627,000 in the prior quarter. Oil and gas sales increased 46% to $680,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 83% to $3.04 per Mcf compared to $1.66 last quarter. Oil price realizations increased 5% to $23.67 per barrel compared to $22.52 in the prior quarter. The net effect of these price changes was to increase oil and gas sales by $204,000.
Gas volumes increased 2% and oil volumes declined 1%. The net effect of these volume changes was to increase oil and gas sales by $11,000. Operating income increased 2% from last quarter. Interest and other income decreased in the current quarter due to lower yields on cash investments and lower returns on other investments.

    Total costs and expenses increased 12% to $514,000 in the first quarter of 1997 compared to $457,000 in the immediately preceding quarter. General and administrative expenses were substantially the same in the two quarters. Depreciation, depletion and amortization declined 7% compared to the previous quarter due to minor adjustments last quarter resulting from finalization of year-end reserve estimates. Oil and gas production costs increased principally due to higher production taxes as a result of the higher oil and gas revenues and an ad valorem tax adjustment included in the previous quarter. Income taxes were provided at 35% in both quarters.


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 17, 1997       By:  /s/ James T. Huffman
                                  -------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                             By:  /s/ B. J. Sullivan
                                  --------------------------
                                  B. J. Sullivan
                                  Vice President-Finance