Form 10-Q
period 1997-04-30
CREDO PETROLEUM CORP
filed 1997-06-13
CIK 277924

-----------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                           Form 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                 For Quarter Ended April 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31,
1997:              Common stock, $.10 par value - 3,044,000
                   Preferred stock, no par value - None issued


-----------------------------------------------------------------

                   CREDO PETROLEUM CORPORATION

                         Index to Form 10-Q

                 For Quarter Ended April 30, 1997

-----------------------------------------------------------------


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of April 30, 1997 and October 31, 1996

Consolidated Statements of Earnings and Changes in Retained Earnings
 For the Six and Three Month Periods Ended April 30, 1997 and 1996

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended April 30, 1997 and 1996

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable

              -----------------------------------

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                  CREDO PETROLEUM CORPORATION
                  Consolidated Balance Sheets

                          ASSETS

                                                  April 30,  October 31,
                                                    1997        1996
                                                  -------     ---------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . .     $  318,000  $  344,000
  Temporary cash investments . . . . . . . .      2,573,000   2,529,000
  Receivables:
    Trade. . . . . . . . . . . . . . . . . .         92,000     125,000
    Accrued oil and gas sales. . . . . . . .        367,000     253,000
    Accrued interest . . . . . . . . . . . .          6,000       6,000
  Other. . . . . . . . . . . . . . . . . . .         31,000      30,000
                                                 ----------  ----------
                                                  3,387,000   3,287,000
                                                 ----------  ----------
OIL AND GAS PROPERTIES, at Cost, Full
Cost Method:
  Unevaluated. . . . . . . . . . . . . . . .        831,000     733,000
  Evaluated. . . . . . . . . . . . . . . . .      4,874,000   4,903,000
                                                 ----------  ----------
                                                  5,705,000   5,636,000
                                                 ----------  ----------
LONG-TERM ASSETS:
  Operating rights and other
   intangible assets, net . . . . . . . . .         183,000     226,000
  Other, net . . . . . . . . . . . . . . . .         34,000      38,000
                                                 ----------  ----------
                                                    217,000     264,000
                                                 ----------  ----------

                                                 $9,309,000  $9,187,000
                                                 ==========  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . .     $  418,000  $  711,000
  Income taxes payable . . . . . . . . . . .          6,000       6,000
                                                  ---------  ----------
                                                    424,000     717,000
                                                  ---------  ----------

DEFERRED INCOME TAXES. . . . . . . . . . . .        841,000     681,000
                                                  ---------  ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value
   5,000,000 shares authorized, none
   issued. . . . . . . . . . . . . . . . . .            -           -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,666,000 shares issued. . . . . . . . . .       366,000     366,000
  Capital in excess of par value . . . . . .      6,236,000   6,236,000
  Retained earnings. . . . . . . . . . . . .      2,496,000   2,200,000
  Treasury stock, at cost, 617,000
   shares in 1997 and 601,000 in 1996            (1,054,000) (1,013,000)
                                                 ----------  ----------
                                                  8,044,000   7,789,000
                                                 ----------  ----------
COMMITMENTS. . . . . . . . . . . . . . . . .
                                                 ----------  ----------
                                                 $9,309,000  $9,187,000
                                                 ==========  ==========

                      See accompanying notes.

                       CREDO PETROLEUM CORPORATION
             Consolidated Statements of Earnings And Changes in
                      Retained Earnings - Unaudited

                                Six Months Six Months  Quarter   Quarter
                                  Ended      Ended      Ended     Ended
                                April 30,  April 30,   April 30,  April 30,
                                   1997       1996        1997      1996
                                ---------- ---------   ---------  ---------
REVENUES:
  Oil and gas sales. . . . . .  $1,159,000  $  798,000  $ 479,000  $ 452,000
  Operating. . . . . . . .         222,000     206,000    109,000    104,000
  Interest and other . . . . .      86,000      80,000     48,000     20,000
                                ----------  ----------  ---------  ---------
                                1,467,000    1,084,000    636,000    576,000
                                ----------  ----------  ---------  ---------
COSTS AND EXPENSES:
  General and
   administrative. . . . . . .     311,000     306,000    155,000    148,000
  Depreciation,
   depletion and
   amortization. . . . . . . .     300,000     276,000    155,000    145,000
  Oil and gas
   production. . . . . . . . .     400,000     344,000    187,000    189,000
                                 ---------   ---------  ---------  ---------
                                 1,011,000     926,000    497,000    482,000
                                 ---------   ---------  ---------  ---------
INCOME BEFORE
  INCOME TAXES . . . . . . . .     456,000     158,000    139,000     94,000

INCOME TAXES . . . . . . . . .    (160,000)    (55,000)   (49,000)   (33,000)
                                 ---------   ---------  ---------    --------

NET INCOME . . . . . . . . . .     296,000     103,000     90,000     61,000
RETAINED EARNINGS,
   BEGINNING OF PERIOD           2,200,000   1,940,000  2,406,000  1,982,000
                                 ---------  ----------  ---------  ---------

RETAINED EARNINGS,
  END OF PERIOD. . . . . . . .  $2,496,000  $2,043,000 $2,496,000 $2,043,000
                                ==========  ========== ========== ==========

NET INCOME PER SHARE            $      .10  $      .03 $      .03 $      .02
                                ==========  ========== ========== ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
   DURING THE PERIOD             3,059,000   3,122,000  3,056,000  3,106,000
                                ==========  ========== ========== ==========

                      See accompanying notes.

                     CREDO PETROLEUM CORPORATION
         Consolidated Statements of Cash Flows - Unaudited

                                                    Six Months Ended
                                                       April 30,
                                                    ----------------
                                                     1997      1996
                                                    -------   -------
OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . . .    $ 296,000   $  103,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization .       300,000      276,000
  Deferred income taxes. . . . . . . . . . .       160,000       55,000
  Other. . . . . . . . . . . . . . . . . . .         6,000        8,000
 Changes in assets and liabilities:
  Trade receivables. . . . . . . . . . . . .        33,000     (111,000)
  Accrued oil and gas sales. . . . . . . . .      (114,000)     (80,000)
  Accrued interest . . . . . . . . . . . . .           -            -
  Other. . . . . . . . . . . . . . . . . . .        (1,000)         -
  Accounts payable . . . . . . . . . . . . .      (293,000)     (71,000)
  Income taxes payable . . . . . . . . . . .           -            -
                                                 ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES. . .     387,000      180,000
                                                 ---------    ---------

INVESTING ACTIVITIES:
 Oil and gas properties . . . . . . . . . . . .   (326,000)    (194,000)
 Purchase of certificates of deposit and
  other investments . . . . . . . . . . . . . .   (690,000)  (1,400,000)
 Proceeds from certificates of  deposit
  and other investments . . . . . . . . . . . .    646,000    1,595,000
 Changes in long-term assets. . . . . . . . . .     (2,000)      (2,000)
                                                 ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES. .  . . .   (372,000)      (1,000)
                                                 ---------    ---------

FINANCING ACTIVITIES:
 Purchase of treasury stock . . . . . . . . . .    (41,000)     (91,000)
                                                 ---------    ---------

NET CASH USED BY FINANCING ACTIVITIES. . . . .     (41,000)     (91,000)
                                                 ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS. . . . . . . . . . . . . . . . . .    (26,000)      88,000

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD . . . . . . . . . . . . .     344,000      130,000
                                                 ---------   ----------

 END OF PERIOD. . . . . . . . . . . . . . . .    $ 318,000   $  218,000
                                                 =========   ==========

      See accompanying notes.

                    CREDO PETROLEUM CORPORATION
          Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                          April 30, 1997


LIQUIDITY AND CAPITAL RESOURCES

      The company's working capital and cash flow represent a significant capital resource and source of liquidity.

      At second quarter-end, working capital was $2,963,000, up 15% from fiscal year ended October 31, 1996. Cash flow from operating activities before working capital changes totaled $762,000 for the six months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of treasury stock.

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

      Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                 Six Months           Six Months        Percent Percent
            Ended April 30, 1997  Ended April 30, 1996  Volume   Price
            --------------------  --------------------
Product       Volume    Price     Volume     Price      Change  Change
-------       ------    -----     ------     -----      ------  ------
Gas (Mcf)     287,900   $  2.47    269,200   $  1.51(1) + 7%    +64%
Oil (bbls)     20,500   $ 21.84     21,300   $ 18.34    - 4%    +19%

                 Three Months       Three Months        Percent Percent
            Ended April 30, 1997 Ended April 30, 1996   Volume   Price
            -------------------- --------------------
Product       Volume     Price     Volume    Price      Change  Change
-------       ------     -----     ------    -----      ------  ------
Gas (Mcf)     144,500    $  1.91   141,800   $  1.70    +2%     +12%
Oil (bbls)     10,200    $ 19.99    10,400   $ 19.87    -2%     + 1%

                 Three Months       Three Months        Percent Percent
            Ended April 30, 1997 Ended January 31, 1997 Volume   Price
            -------------------- ----------------------
Product        Volume    Price     Volume    Price      Change  Change
-------       ------     -----     ------    -----      ------  ------
Gas (Mcf)     144,500    $  1.91    143,400  $  3.04    +1%     -37%
Oil (bbls)     10,200    $ 19.99     10,300  $ 23.67    -1%     -16%


(1) Includes a $.09 per Mcf hedging loss.

    The interest rate earned on short-term investments averaged approximately 5.8% and 6.0% for the six months ended April 30, 1997 and 1996, respectively. For the second quarter, the rate averaged 5.8% compared to 5.7% for the same quarter last year and 5.7% in the immediately proceeding quarter. Current interest rates available to the company are approximately 6.0%.

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

RESULTS OF OPERATIONS


Six Months Ended April 30, 1997 Compared to Six Months Ended
April 30, 1996

    For the first half of 1997, net income was $296,000 compared to $103, 000 last year. The improved results were driven by higher natural gas prices.

    Total revenues increased 35% to $1,467,000 in the first half of 1997 compared to $1,084,000 in the same period last year. Oil and gas sales increased $361,000, or 45%. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations, which reflect the effect of hedging transactions, increased to $2.47 per Mcf in 1997 compared to $1.51 per Mcf last year. Hedging transactions resulted in a $.09 per Mcf loss in the prior year period. Oil price realizations rose 19% to $21.84 per barrel. The net effect of these product price changes was to increase oil and gas sales by $333,000. Gas volumes increased 7% while oil volumes declined 4%. The gas volume increase is due to production added from successful drilling and producing property acquisitions. The net effect of these volume changes was to increase oil and gas sales by $28,000. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income increased due to improved net returns on certain of the company's short term investments.

    Total costs and expenses were $1,011,000 in the first half of 1997 up 9% from the $926,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased due to higher production levels. The increase in oil and gas production expenses reflects the additional operating costs associated with recently acquired properties and significantly higher production taxes as a result of the higher oil and gas revenues.

    Income taxes were provided at 35% in both periods.

Quarter Ended April 30, 1997 Compared to Quarter Ended April 30,1996

    In the second quarter of fiscal 1997, net income was $90,000 compared to $61,000 in the same period last year.

    Total revenues increased 10% to $636,000 in the second quarter of 1997 compared to $576,000 in the same period last year. Oil and gas sales increased 6% to $479,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 12% to $1.91 Mcf in 1997 compared to $1.70 last year. Oil price realizations increased 1% to $19.99 per barrel compared to $19.87 last year. The net effect of these price changes was to increase oil and gas sales by $34,000. Gas volumes increased 2% and oil
volumes declined 2%.   The net effect of these volume changes was
to decrease oil and gas sales by $7,000. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income increased in the current quarter due to stable yields on cash investments and improved net returns on the company's other investments.

    Total costs and expenses were $497,000 in the second quarter of 1997, up 3% from $482,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. The increased depreciation, depletion and amortization expense reflects an increase in the production volume and minor adjustments to the reserve base. The decrease in oil and gas production expenses reflects last year's higher level of remedial work.

 Income taxes were provided at 35% in both quarters.

Quarter Ended April 30, 1997 Compared to Quarter Ended January 31, 1997

    In the second quarter of fiscal 1997, net income was $90,000 compared to $206,000 in the prior quarter.

      Total revenues decreased 23% to $636,000 in the second quarter compared to $831,000 in the prior quarter. Oil and gas sales decreased 30% to $479,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations decreased 37% to $1.91 per Mcf compared to $3.04 last quarter. Oil price realizations decreased 16% to $19.99 per barrel compared to $23.67 in the prior quarter. The net effect of these price changes was to decrease oil and gas sales by $200,000. Gas volumes increased 1% and oil volumes declined 1%. The net effect of these volume changes was to increase oil and gas sales by $1,000. Operating income decreased 4% as a result of a one-time well service revenues included in the first quarter. Interest and other income increased in the current quarter due to stable yields on cash investments and improved returns on other investments.

      Total costs and expenses were $497,000 in the second quarter of 1997 compared to $514,000 in the immediately preceding quarter. General and administrative expenses were substantially the same in the two quarters. Depreciation, depletion and amortization increased from the prior quarter due to an increase in production volume and minor adjustments to the reserve base. Oil and gas production costs decreased principally due to higher production taxes based on the significantly higher oil and gas revenues in the previous quarter.

Income taxes were provided at 35% in both quarters.


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 13, 1997    By: /s/ James T. Huffman
                       -------------------------
                       James T. Huffman
                       President and Chief Executive Officer



                       By: /s/ B. J. Sullivan
                       -------------------------
                       B. J. Sullivan, Vice President-Finance