Form 10-Q
period 1997-07-31
CREDO PETROLEUM CORP
filed 1997-09-15
CIK 277924

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549



                         Form 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For Quarter Ended July 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of August 31,
1997:              Common stock, $.10 par value - 3,042,000
                   Preferred stock, no par value - None issued

                    CREDO PETROLEUM CORPORATION

                          Index to Form 10-Q

                  For Quarter Ended July 31, 1997




PART I - FINANCIAL INFORMATION (unaudited)
Consolidated Balance Sheets
 As of July 31, 1997 and October 31, 1996

Consolidated Statements of Earnings and Changes in Retained
Earnings
 For the Nine and Three Month Periods Ended July 31, 1997 and
1996

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended July 31, 1997 and 1996

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable


-----------------------------------------------------------------

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                     CREDO PETROLEUM CORPORATION
                     Consolidated Balance Sheets

                           A S S E T S

                                                        July 31,    October 31,
                                                          1997          1996
                                                        --------    -----------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . $   292,000    $   344,000
  Temporary cash investments . . . . . . . . . . . .   2,744,000      2,529,000
  Receivables:
    Trade. . . . . . . . . . . . . . . . . . . . . .     194,000        125,000
    Accrued oil and gas sales. . . . . . . . . . . .     306,000        253,000
    Accrued interest . . . . . . . . . . . . . . . .       3,000          6,000
  Other. . . . . . . . . . . . . . . . . . . . . . .      30,000         30,000
                                                     -----------    -----------
                                                       3,569,000      3,287,000
                                                     -----------    -----------
OIL AND GAS PROPERTIES, at cost, full cost method:
  Unevaluated. . . . . . . . . . . . . . . . . . . .     907,000        733,000
  Evaluated. . . . . . . . . . . . . . . . . . . . .   4,863,000      4,903,000
                                                     -----------    -----------
                                                       5,770,000      5,636,000
                                                     -----------    -----------
LONG-TERM ASSETS:
  Operating rights and other intangible assets, net.     161,000        226,000
  Other, net . . . . . . . . . . . . . . . . . . . .      30,000         38,000
                                                     -----------    -----------
                                                         191,000        264,000
                                                     -----------    -----------

                                                      $9,530,000     $9,187,000
                                                     ===========    ===========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . $   536,000    $   711,000
  Income taxes payable . . . . . . . . . . . . . . .       2,000          6,000
                                                     -----------    -----------
                                                         538,000        717,000
                                                     -----------    -----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .     879,000        681,000
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value 5,000,000 shares
   authorized, none issued . . . . . . . . . . . . .        -              -
  Common stock, $.10 par value, 20,000,000 shares
   authorized, 3,666,000 shares issued . . . . . . .     366,000        366,000
  Capital in excess of par value . . . . . . . . . .   6,236,000      6,236,000
  Retained earnings. . . . . . . . . . . . . . . . .   2,568,000      2,200,000
  Treasury stock, at cost, 624,000 shares in 1997
   and 601,000 in 1996 . . . . . . . . . . . . . . .  (1,057,000)   (1,013,000)
                                                     -----------    -----------
                                                       8,113,000      7,789,000
                                                     -----------    -----------
COMMITMENTS. . . . . . . . . . . . . . . . . . . . .
                                                     -----------    -----------

                                                      $9,530,000     $9,187,000
                                                     ===========    ===========
                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
            Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                             Nine Months  Nine Months   Quarter      Quarter
                                Ended        Ended        Ended        Ended
                               July 31,     July 31,     July 31,     July 31,
                                1997         1996         1997         1996
                            ----------   ------------  ------------  -----------

REVENUES:
  Oil and gas sales. . .    $1,570,000   $ 1,238,000  $    411,000   $ 440,000
  Operating. . . . . . .       332,000       310,000       110,000     104,000
  Interest and other . .       179,000       112,000        93,000      32,000
                            ----------   -----------  ------------   ---------
                             2,081,000     1,660,000       614,000     576,000
                            ----------   -----------  ------------   ---------

COSTS AND EXPENSES:
  General & administrative     471,000       459,000       160,000      153,000
  Depreciation, depletion &
   amortization. . . . .       450,000       422,000       150,000      146,000
  Oil and gas production       594,000       548,000       194,000      204,000
                            ----------   -----------  ------------   ----------
                             1,515,000     1,429,000       504,000      503,000
                            ----------   -----------  ------------   ----------

INCOME BEFORE
  INCOME TAXES . . . . .       566,000       231,000       110,000       73,000

INCOME TAXES . . . . . .      (198,000)      (81,000)      (38,000)     (26,000)
                            ----------   -----------  ------------   ----------

NET INCOME . . . . . . .       368,000       150,000        72,000       47,000
RETAINED EARNINGS,
   BEGINNING OF PERIOD .     2,200,000     1,940,000     2,496,000    2,043,000
                            ----------   -----------   -----------   ----------

RETAINED EARNINGS,
  END OF PERIOD. . . . .    $2,568,000    $2,090,000    $2,568,000   $2,090,000
                            ==========   ===========    ==========   ==========


NET INCOME PER SHARE . .    $      .12   $       .05    $      .02   $      .02
                            ==========   ===========    ==========   ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING DURING
  THE PERIOD . . . . . .     3,054,000     3,114,000     3,043,000    3,098,000
                            ==========   ===========    ==========   ==========






                        See accompanying notes.

                      CREDO PETROLEUM CORPORATION
               Consolidated Statements of Cash Flows - Unaudited

                                                          Nine Months Ended
                                                              July 31,
                                                      -----------------------
                                                         1997          1996
                                                      -----------------------

OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . $ 368,000  $    150,000
  Noncash expenses included in net income:
    Depreciation, depletion and amortization . . . .   450,000       422,000
    Deferred income taxes  . . . . . . . . . . . . .   198,000        81,000
    Other. . . . . . . . . . . . . . . . . . . . . .    14,000        12,000
  Changes in assets and liabilities:
    Trade receivables  . . . . . . . . . . . . . . .   (69,000)      (27,000)
    Accrued oil and gas sales. . . . . . . . . . . .   (53,000)      (58,000)
    Accrued interest . . . . . . . . . . . . . . . .     3,000          -
    Other  . . . . . . . . . . . . . . . . . . . . .      -          (42,000)
    Accounts payable . . . . . . . . . . . . . . . .  (175,000)      (23,000)
    Income taxes payable . . . . . . . . . . . . . .    (4,000)         -
                                                     ---------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .   732,000       515,000
                                                     ---------   -----------



INVESTING ACTIVITIES:
  Oil and gas properties, net  . . . . . . . . . . .  (520,000)     (361,000)
  Purchase of certificates of deposit and other
    investments. . . . . . . . . . . . . . . . . . .(1,059,000)   (1,499,000)
  Proceeds from certificates of  deposit and
    other investments  . . . . . . . . . . . . . . .   844,000     1,584,000
    Changes in long-term assets. . . . . . . . . . .    (5,000)       (2,000)
                                                    ----------   -----------

NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .  (740,000)     (278,000)
                                                    ----------   -----------


FINANCING ACTIVITIES:
  Purchase of treasury stock . . . . . . . . . . . .   (44,000)     (130,000)
                                                    ----------   -----------

NET CASH USED BY FINANCING ACTIVITIES. . . . . . . .   (44,000)     (130,000)
                                                    ----------   -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .   (52,000)      107,000

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD  . . . . . . . . . . . . . . .   344,000       130,000
                                                    ----------   -----------

END OF PERIOD. . . . . . . . . . . . . . . . . . . . $ 292,000   $   237,000
                                                    ==========   ===========


                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                          July 31, 1997


LIQUIDITY AND CAPITAL RESOURCES

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At July 31, 1997, working capital was $3,031,000, up 18% from October 31, 1996. Cash flow from operating activities before working capital changes totaled $1,030,000 for the nine months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of certificates of deposit and treasury stock.

    Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 1997 operations. However, if the company were to make one or more major acquisition during the coming year, bank borrowing, issuance of additional stock, or other forms of debt financing would be considered. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

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

    Gas price decontrol, the advent of an active spot market for natural gas, and increased commodity market trading have resulted in gas prices received by the company being subject to significant monthly fluctuations. Gas prices generally accelerate in peak demand periods such as the winter months and subside during lower demand periods.

    Uncertainties also exist with respect to the supply of oil available to world markets. OPEC and other foreign producers exercise considerable influence over the worldwide oil supply which in turn affects prices for petroleum products.

    The company periodically hedges the price of its oil and gas production. Hedging transactions relate to anticipated production volumes and generally take the form of forward, or short, selling all or part of such volumes in the futures market. Hedges are generally closed by purchasing offsetting long positions. The company may hedge its production when the potential for significant downward price movement is anticipated. Hedges are generally expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. The company's most significant hedging risk is that cash prices in markets where the company sells its products will not move in tandem with futures market prices, and thus, that gains or losses in one market will not be fully offset by opposite moves in the other market. Hedging gains or losses are recorded as adjustments to oil and gas sales as the hedged product is produced.

    The company's hedging decisions are based on a number of very subjective factors which include its oil and gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships. At July 31, 1997, the company had pre-sold, through December 1998, 300,000 MMBtu of its future gas production in the gas futures market at an average NYMEX price of $2.30 per MMBtu.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

               Nine Months          Nine Months
           Ended July 31, 1997  Ended July 31, 1996 Percent Percent
           ---------------------------------------  Volume  Price
Product     Volume   Price     Volume    Price      Change  Change
-------     ------   -----     ------    -----      ------  ------
Gas (Mcf)   416,700  $  2.26   409,700   $  1.56(1) + 2%    + 45%
Oil (bbls)   30,200  $ 20.81    31,700   $ 18.87    - 5%    + 10%

              Three Months       Three Months
          Ended July 31, 1997 Ended July 31, 1996   Percent Percent
          ------------------- -------------------   Volume  Price
Product     Volume   Price     Volume    Price      Change  Change
-------     ------   -----     ------    -----      ------  ------
Gas (Mcf)   128,800  $  1.79   141,900   $  1.66    - 9%    + 8%
Oil (bbls)    9,700  $ 18.65    10,300   $ 19.95    - 6%    - 7%

              Three Months      Three Months
          Ended July 31, 1997 Ended April 30, 1997  Percent Percent
          ------------------- --------------------  Volume  Price
Product     Volume   Price     Volume     Price     Change  Change
-------     ------   -----     ------     -----     ------  ------
Gas (Mcf)   128,800  $  1.79   144,500    $  1.91   - 11%   - 6%
Oil (bbls)    9,700  $ 18.65    10,200    $ 19.99   - 5%    - 7%


(1) Includes a $.06 per Mcf hedging loss.

    The gas volume decline in the three months ended July 31, 1997 was caused because the company's largest producing well, Bear Creek Unit, was shut-in during two months of the quarter for an expected workover involving installation of coil tubing. Procedures prior to the installation disclosed significant downhole equipment configuration problems at about 13,000 feet which had to be remedied prior to the installation. At September 12, 1997, the downhole equipment problems had been remedied and the coil tubing had been installed and was being positioned for optimum performance. Subsequent workover procedures will include artificially removing fluids induced during the workover until the well can produce naturally. Management believes that the well will be returned to production at expected levels. However, there are always risks that the well will not respond as expected to the workover which includes the risk that production cannot be re-established at economic rates. The company owns 52.2% of the property and it is the company's largest producing property. The company's share of the well accounted for 14% of the company's fiscal 1996 production and about 9% of the company's fiscal year end 1996 reserves. Bear Creek Unit is primarily a gas property with associated condensate. It is a mature property discovered in the 1960s and has produced over six billion cubic feet of gas and 500,000 barrels of oil.


    The interest rate earned on short-term investments averaged approximately 5.8% and 5.9% for the nine months ended July 31, 1997 and 1996, respectively. For the third quarter, the rate averaged 5.8% compared to 5.4% for the same quarter last year and 5.8% in the immediately proceeding quarter. Current interest rates available to the company are approximately 6.0%.

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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 1997 Compared to Nine Months Ended
July 31, 1996

    For the first nine months of 1997, net income was $368,000, up 145% compared to $150, 000 last year. The improved results were driven by higher natural gas prices and increased production.

    Total revenues increased 25% to $2,081,000 in the first nine months of 1997 compared to $1,660,000 in the same period last year. Oil and gas sales increased $332,000, or 27%. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations, which reflect the effect of hedging transactions, increased to $2.26 per Mcf in 1997 compared to $1.56 per Mcf last year. Hedging transactions resulted in a $.06 per Mcf loss in the prior year period. Oil price realizations rose 10% to $20.81 per barrel. The net effect of these product price changes was to increase oil and gas sales by $348,000. Gas volumes increased 2% and oil volumes declined 5%. The net effect of these volume changes was to decrease oil and gas sales by $16,000. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income increased due to improved performance on certain of the company's managed investments.

    Total costs and expenses were $1,515,000 in the first nine months of 1997 up 6% from the $1,429,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased due to higher production levels and increases in the pool of costs being amortized. The increase in oil and gas production expenses reflects additional operating costs associated with recently acquired properties and higher production taxes which are based on higher oil and gas revenues.

    Income taxes were provided at 35% in both periods.

Quarter Ended July 31, 1997 Compared to Quarter Ended July 31,
1996

    In the third quarter of fiscal 1997, net income was $72,000, up 53% compared to $47,000 in the same period last year.

    Total revenues increased 7% to $614,000 in the third quarter of 1997 compared to $576,000 in the same period last year. Oil and gas sales decreased 7% to $411,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 8% to $1.79 Mcf in 1997 compared to $1.66 last year. Oil price realizations decreased 6% to $18.65 per barrel compared to $19.95 last year. The net effect of these price changes was to increase oil and gas sales by $5,000. Gas volumes decreased 9% and oil volumes declined 6%. The gas volume decline was caused because the company's largest producing well was shut-in during two months of the fiscal 1997 quarter for an expected workover as described in the Product Prices, Production, and Interest Rates section on page 7. The net effect of these volume changes was to decrease oil and gas sales by $34,000. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income increased due to improved performance of the company's managed investments.

    Total costs and expenses were $504,000 in the third quarter of 1997, unchanged from the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased slightly despite the production volume decline in the current quarter primarily because DD&A is an annualized calculation based on estimated production, reserves and costs at fiscal year-end. The decrease in oil and gas production expenses reflects last year's higher level of remedial work.

    Income taxes were provided at 35% in both quarters.

Quarter Ended July 31, 1997 Compared to Quarter Ended April 30,
1997

    In the third quarter of fiscal 1997, net income was $72,000, down 20% compared to $90,000 in the prior quarter.

      Total revenues decreased 3% to $614,000 in the second quarter compared to $636,000 in the prior quarter. Oil and gas sales decreased 14% to $411,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations decreased 6% to $1.79 per Mcf compared to $1.91 last quarter. Oil price realizations decreased 7% to $18.65 per barrel compared to $19.99 in the prior quarter. The net effect of these price changes was to decrease oil and gas sales by $32,000. Gas volumes decreased 11% and oil volumes declined 5%. The gas volume decline was caused because the company's largest producing well was shut-in during two months of the July 1997 quarter for an expected workover as described in the Product Prices, Production, and Interest Rates section on page 7. The net effect of these volume changes was to decrease oil and gas sales by $36,000. Operating income remained virtually unchanged. Interest and other income increased due to improved performance on certain of the company's managed investments.

      Total costs and expenses were $504,000 in the third quarter of 1997 compared to $497,000 in the immediately preceding quarter. General and administrative expenses was substantially the same in the two quarters. Depreciation, depletion and amortization was approximately the same as the prior quarter despite the production volume decline in the current quarter primarily because DD&A is an annualized calculation based on estimated production, reserves and costs at fiscal year-end. Oil and gas production costs increased principally due to the quarter to quarter timing of workovers and repairs.

Income taxes were provided at 35% in both quarters.

                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 15, 1997     By:  /s/ James T. Huffman
                                 -----------------------------
                                 James T. Huffman
                                 President and Chief Executive Officer



                             By:  /s/ B. J. Sullivan
                                 -----------------------------
                                 B. J. Sullivan, Vice President-Finance