Form 10-K405
period 1997-10-31
CREDO PETROLEUM CORP
filed 1998-01-29
CIK 277924

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


-----------------------------------------------------------------

                            FORM 10-K

-----------------------------------------------------------------

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                       ACT OF 1934

             For The Fiscal Year Ended October 31, 1997


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
---                     EXCHANGE ACT OF 1934

     For the transition period               to
                               -------------    -------------



                    Commission File Number 0-8877



-----------------------------------------------------------------

                     CREDO PETROLEUM CORPORATION

-----------------------------------------------------------------

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

                   Common Stock, $.10 Par Value
        3,042,447 Shares Outstanding, Net of Treasury Stock,
          at the Close of Business on December 31, 1997
             (Title of class and shares outstanding)

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

As of December 31, 1997, the aggregate market value of common stock held by non-affiliates of the registrant was approximately
$6,930,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 1998 Annual Meeting.

                             PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ("CREDO") was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ("SECO", "United" and collectively "the company"), are Denver, Colorado based independent oil and gas companies which engage in oil and gas acquisition, exploration, development and production activities mostly in the Mid-Continent and Rocky Mountain regions of the United States. The company operates in eight states and has nine employees. CREDO is an active operator in the Rocky Mountain Region and in Kansas. United is an active operator doing business exclusively in Oklahoma, and SECO primarily owns royalty interests primarily in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.

The company's primary business activities are (i) oil and gas production, (ii) operation of oil and gas properties for the company's interest and for the interests of third parties,
(iii) purchasing producing oil and gas properties, and
(iv) exploration for and development of oil and gas reserves.


Oil and Gas Operations

Operations are conducted primarily in the Mid-Continent and Rocky Mountain regions of the United States. The company owns producing and non-producing property interests in eight states. The company's staff oversees the operations of existing properties, evaluates property acquisition opportunities and drilling prospects, and oversees drilling and completion of new wells. Operations are concentrated on shallow to medium depth properties generally ranging from 5,000 to 9,500 feet. A portion of the funds necessary for acquisition, exploration or development of properties is raised through farmouts, joint ventures, or other similar types of cost sharing arrangements. Involvement of outside participants reduces the company's return on individual successful ventures. However, it limits the company's risk from unsuccessful ventures and provides exposure to a larger volume of activities than would otherwise be possible.

The company acts as "operator" of 85 wells pursuant to standard industry Operating Agreements. In addition, the company is general partner of three private limited partnerships. The
Partnerships are in the production stage of operations.


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

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 1998.

No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

ITEM 2. PROPERTIES

General

During 1997, the company participated for an average 41% interest in three gas wells drilled in Oklahoma and Wyoming. Two of the wells have been successfully completed and the third is cased and awaiting completion. In addition, the company participated for a 20% interest in installation of a new waterflood in southern Oklahoma which is in the initial stages of responding. Peak production is expected in 18 to 24 months. The company also expanded its producing property base by purchasing interests in 30 wells located in Oklahoma and Wyoming, and purchased undeveloped acreage mostly in gas-prone areas of Wyoming and Oklahoma. Capital expenditures for oil and gas activities totaled $1,236,000 in 1997. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Activities" for information concerning loss of production from the company's largest producing well during the year.

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

At October 31, 1997 approximately 75% of the value of the company's estimated reserves were represented by 54 producing properties which are located in 36 separate fields in six states.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

In 1997, 1996 and 1995, McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 60% in each year of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years. At October 31, 1997, oil represented 27% and natural gas represented 73% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (5) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $19.97, $23.96, and $16.31 per barrel for oil and $2.69, $2.39, and $1.34 per Mcf for gas as of October 31, 1997, 1996 and 1995, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                                Estimated Future
            Oil        Gas     Estimated Future   Net Revenues
Year      (bbls)*     (Mcf)*     Net Revenues   Discounted at 10%
-----------------------------------------------------------------

1997     368,000    5,868,000    $14,212,000      $8,518,000
1996     364,000    5,816,000    $14,562,000      $8,776,000
1995     363,000    5,364,000    $ 7,781,000      $4,842,000

* Of 1997, 1996 and 1995 amounts, proved developed reserves were 335,000, 334,000, and 363,000 barrels of oil and 4,874,000,
  5,048,000, and 5,112,000 Mcf of gas, respectively.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.

                     1997            1996              1995
-----------------------------------------------------------------
Product        Volume   Price   Volume   Price   Volume    Price
-----------------------------------------------------------------

Gas (Mcf)     545,000  $ 2.21  550,000  $ 1.59   458,000  $ 1.65
Oil (bbls)     39,000  $20.31   42,000  $19.77    45,000  $16.43

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.90, $5.17 and $5.13 per barrel in 1997, 1996 and 1995, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 1997 totaled 16,700 net and 88,600 gross acres. At October 31, 1997, the company owned working interests in 48.77 net (153 gross) wells consisting of
20.49 net (51 gross) oil wells and 28.28 net (102 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 171 oil and gas wells. In 1997, the company divested of 5.69 net (14 gross) wells. In the same period, the company acquired interests in 2.95 net (7 gross) wells in which it did not previously own an interest and 1.21 net (23 gross) wells where the company previously owned an interest.

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

                                                    Working
                 Royalty Interest Acreage     Interest Acreage
---------------------------------------------------------------
   Expiration                              Net
   Year Ending                           Royalty
   October 31         Gross      Net      Acres     Gross    Net
-----------------------------------------------------------------

     1998               -        -         -       2,300     800
     1999             7,000    7,000       100     8,100   2,800
     2000               700      600       -       3,800   1,500
     2001               -        -         -       1,200   1,000
     2002             5,300    5,300       100     1,300     300
   Thereafter         6,500    6,500       100    47,100   14,800
Held-By-Production  107,200   86,200     7,700    11,800    2,600
-----------------------------------------------------------------

                    126,700  105,600     8,000    75,600   23,800
=================================================================

The acreage in the above table is located in eight states including Oklahoma, Colorado, Wyoming, North Dakota and Utah.

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

                            Gross Wells
-----------------------------------------------------------------

Year Ended   Total Gross         Exploratory         Development
                             -------------------  ---------------
October 31      Wells          Oil   Gas  Dry       Oil  Gas  Dry
-----------------------------------------------------------------

  1997           3              -     2     -        -    1    -
  1996           6              2     1     2        -    1    -
  1995           9              2     2     2        -    3    -
 1978-1994     123              7    25    67       15    5    4
-----------------------------------------------------------------

               141             11    30    71       15   10    4
=================================================================

                             Net Wells
-----------------------------------------------------------------

Year Ended    Total Net          Exploratory         Development
                             -----------------   ----------------
October 31      Wells        Oil     Gas   Dry     Oil   Gas  Dry
-----------------------------------------------------------------
  1997         1.250        -      .750   -        -   .500  -
  1996         1.381        .460   .472   .213     -   .235  -
  1995         2.168        .150   .475   .975     -   .568  -
 1978-1994    19.757        .791  3.276  9.505   4.350 .351 1.485
-----------------------------------------------------------------

              24,556       1.401  4.973 10.693   4.350 1.654 1.485
=================================================================


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

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

                              1997                    1996
----------------------------------------------------------------
Fiscal Quarter Ended     High      Low           High      Low
----------------------------------------------------------------
January 31              $2.06     $1.63         $1.75     $1.50
April 30                 2.13      1.75          1.88      1.63
July 31                  2.13      1.94          2.06      1.63
October 31               4.00      1.94          2.00      1.50

At December 31, 1997, the company had 4,993 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.

ITEM 6.  SELECTED FINANCIAL DATA

October 31       1997        1996        1995       1994       1993
-------------------------------------------------------------------
Revenues   $2,690,000  $2,287,000  $2,129,000 $1,931,000 $2,123,000
Net income
 (loss) before
 accounting
 change and
 extraordinary
 item          439,000    260,000    251,000   150,000 (375,000)*
Net income
 (loss)        439,000    260,000    251,000   150,000 (576,000)**

Per share amounts:
 Before tax
  accounting
  change          $.14       $.08       $.08      $.05    $(.11)*
 After tax
  accounting
  change           .14        .08        .08       .05     (.17)**

Total
 assets    $10,546,000 $9,187,000 $8,718,000 $9,150,000 $8,447,000
Long-term debt     -          -          -          -          -
Stockholders'
 equity      8,185,000  7,789,000  7,688,000  7,615,000  7,577,000

* Includes a $556,000, net of tax, non-cash write-down in the carrying value of oil and gas properties.

** In addition to the non-cash write-down discussed above, includes a one time, non-cash accounting charge of $201,000 for the effect of adopting Statement of Financial Standards
   No. 109, Accounting for Income Taxes.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The company's working capital and cash flow represent a significant capital resource and source of liquidity. At fiscal year-end, October 31, 1997, working capital was $2,575,000. Cash generated by operating activities totaled $1,743,000 in 1997. Working capital and cash flow were used primarily to fund oil and gas acquisition and development expenditures totaling $1,236,000 and to purchase 23,000 shares of treasury stock for $43,000.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 1998 operations. However, if the company were to make one or more major acquisitions during the coming year, issuance of additional stock, bank borrowings or other forms of debt financing might be considered. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year-end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can normally plan expenditures to coincide with available funds.

The company has no defined benefit plans and no obligations for post retirement employee benefits. The company has evaluated its computer hardware and software systems and does not anticipate any material issues as a result of modifications related to the year 2000.

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

During 1995 and 1997, the company hedged substantial portions of its gas production. Hedge positions in fiscal 1996 were not significant. Hedging losses were immaterial in 1997 and 1996.
Hedging gains were $161,000 in 1995.

Oil and gas sales volume and price comparisons for the indicated years ended October 31 are set forth below.

                     1997            1996             1995
-----------------------------------------------------------------

Product         Volume   Price  Volume   Price    Volume  Price
-----------------------------------------------------------------

Gas (Mcf)      545,000  $ 2.21  550,000 $ 1.59   458,000  $ 1.65
Oil (bbls)      39,000  $20.31   42,000 $19.77    45,000  $16.43

The average interest rate earned on short-term investments was 5.8% in 1997, 5.8% in 1996, and 6.4% in 1995. Current interest rates available to the company have not changed significantly.

Oil and Gas Activities

During 1997, the company participated for an average 41% interest in three gas wells drilled in Oklahoma and Wyoming. Two of the wells have been successfully completed and the third is cased and awaiting completion. In addition, the company participated for a 20% interest in installation of a new waterflood in southern Oklahoma which is in the initial stages of responding. Peak production is expected in 18 to 24 months. The company also expanded its producing property base by purchasing interests in 30 wells located in Oklahoma and Wyoming, and purchased undeveloped acreage mostly in gas-prone areas of Wyoming and Oklahoma. Capital expenditures for oil and gas activities totaled $1,236,000 in 1997.

Historically, the company's most significant producing property has been the 13,800 foot Tracy Federal #1 well for which the company serves as operator and owns a 52% interest. The well is located in Converse County, Wyoming and has recently accounted for 9% of the company's production and 10% of reserves. The well is primarily a gas well with associated condensate production.
It is a mature property having produced over six billion cubic feet of gas and 500,000 barrels of oil over its thirty year life.

In July 1997, production from the Tracy Federal well dropped precipitously due to "loading" caused by insufficient bottom hole pressures to generate adequate gas velocities in 2-7/8" tubing to lift fluids out of the wellbore. During August 1997, the company installed 1-3/4" coil tubing in the well. After several unanticipated mechanical difficulties, the well responded as expected during September and October of 1997 with production steadily increasing as fluids were unloaded from the wellbore.

However, in November 1997, the well suddenly ceased producing. Tests have indicated that a substance consisting mostly of iron minerals has filled the bottom of the wellbore and plugged the perforations and possibly the near-wellbore portion of the producing formation. The company believes that the substance seeped from the casing annulus through a possible leak in the packer.

The company is presently evaluating the options, costs and economics to remove the packer from the well, clean out the substance plugging the perforations, and reperforate the producing formation. These are complex issues, particularly in a deep, under-pressured well, and they involve high costs and high risks.

After consultation with its independent reservoir engineer, the company concluded that reserves related to the Tracy Federal well no longer qualify as "proved" reserves which are reported in its financial statements. Accordingly, the company wrote-off the reserves as of its fiscal October 31 year-end. The reserves are currently classified in the "probable" category pending a decision on whether to attempt to revive production from the well.

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

Results of Operations

In 1997, total revenues rose 18% to $2,690,000 compared to $2,287,000 in 1996. As the above oil and gas price/volume table shows, total gas price realizations, which reflect the effect of hedging transactions, increased to $2.21 per Mcf and oil price realizations rose 3% to $20.31 per barrel. The net effect of these price changes was to increase oil and gas sales by $364,000. Net "wellhead" gas prices received rose 36% to $2.21 per Mcf compared to $1.63 per Mcf last year. Gas hedging activities generated losses of $.04 per Mcf in 1996.
Accordingly, total gas price realizations, which include the effect of hedging transactions, increased 39% to $2.21 in 1997 per Mcf compared to $1.59 per Mcf last year. Gas volumes produced declined less than 1% and oil volumes produced declined 7%. The net effect of these volume changes was to decrease oil and gas sales by $75,000. The decline in production resulted from loss of production from the company's largest producing well about mid-year 1997 (as more fully discussed above) and from sale of a non-core waterflood property. The loss of gas production was substantially offset by increased production from new wells added during the year and at the end of last year. Operating income increased 9% as a result of operated wells added through drilling and acquisitions. Interest and other income increased due to improved performance on certain of the company's managed investments.

In 1996, total revenues rose 7% to $2,287,000 compared to $2,129,000 in 1995 with oil and gas sales accounting for virtually all of the increase. As the above oil and gas price/volume table shows, total gas price realizations, which reflect the effect of hedging transactions, fell slightly to $1.59 Mcf and oil price realizations rose 20% to $19.77 per barrel. The net effect of these price changes was to increase oil and gas sales by $113,000. Net "wellhead" gas prices received rose 25% to $1.63 per Mcf compared to $1.30 per Mcf last year. Gas hedging activities generated losses of $.04 per Mcf in 1996 compared to gains totaling $.35 per Mcf in 1995. Accordingly, total gas price realizations, which include the effect of hedging transactions, fell slightly to $1.59 in 1996 per Mcf compared to $1.65 per Mcf last year. Gas volumes produced increased 20% and oil volumes produced declined 7%. The net effect of these volume changes was to increase oil and gas sales by $97,000. The gas volume increase was primarily due to wells placed on stream late in fiscal 1995, production from new acquisitions, and periodic shut-in of some large gas properties last year due primarily to low gas prices. The decline in oil volumes is mostly due to normal production declines. Operating income increased slightly. Interest and other income declined due to lower yields on cash investments and lower net returns on the company's bond investments.

In 1997, total costs and expenses increased 7% to $2,014,000 compared to $1,886,000 in 1996. Depreciation, depletion and amortization ("DD&A") increased 6% compared to 1996 due to reclassification of the reserves attributed to the company's largest producing well from the "proved" category of reserves reported for financial purposes to the "probable" category when the well ceased producing as discussed above. Oil and gas production expenses increased 11% due to a full year of operating costs associated with the interests in 19 new wells and in 25 existing wells purchased during fiscal 1996, and higher production taxes as a result of the higher oil and gas revenues. General and administrative expenses increased 2% primarily as a result of inflationary pressures on administrative costs. The effective tax rate was approximately 35% in both years.

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

ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements


     Consolidated Balance Sheets, October 31, 1997 and 199

     Consolidated Statements of Operations for the Three Years
      Ended October 31, 1997

     Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 1997

     Consolidated Statements of Cash Flows for the Three Years
      Ended October 31, 1997

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 1997 and 1996


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

Assets                                          1997        1996
----------------------------------------------------------------

Current assets:
  Cash and cash equivalents               $  635,000  $  344,000
  Temporary cash investments               2,698,000   2,529,000
  Receivables:
    Trade                                    318,000     143,000
    Accrued oil and gas sales                324,000     235,000
    Accrued interest                           3,000       6,000
  Other                                       55,000      30,000
----------------------------------------------------------------

                                           4,033,000   3,287,000
----------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                                867,000     733,000
  Evaluated                                5,477,000   4,903,000
----------------------------------------------------------------

                                           6,344,000   5,636,000
----------------------------------------------------------------

Long-term assets:
  Operating rights and other
   intangible assets, net                    140,000     226,000
  Other, net                                  29,000      38,000
----------------------------------------------------------------

                                             169,000     264,000
----------------------------------------------------------------

                                         $10,546,000  $9,187,000
================================================================






Liabilities and Stockholders' Equity
----------------------------------------------------------------

Current liabilities:
  Accounts payable                         $1,442,000  $ 711,000
  Income taxes payable                         16,000      6,000
----------------------------------------------------------------

                                            1,458,000    717,000
----------------------------------------------------------------

Deferred income taxes, net                    903,000    681,000
----------------------------------------------------------------

Stockholders' equity:
  Preferred stock, without par value, 5,000,000
   shares authorized, none issued               -           -
  Common stock, $.10 par value, 20,000,000
   shares authorized, 3,666,000 shares issued 366,000    366,000
  Capital in excess of par value            6,236,000  6,236,000
  Retained earnings                         2,639,000  2,200,000
  Treasury stock, at cost, 624,000 shares in
   1997 and 601,000 shares in 1996         (1,056,000)(1,013,000)

----------------------------------------------------------------
                                            8,185,000  7,789,000
----------------------------------------------------------------

Commitments
----------------------------------------------------------------

                                          $10,546,000 $9,187,000
================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 1997


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

                               1997          1996           1995
----------------------------------------------------------------

Revenues:

  Oil and gas sales      $1,992,000    $1,703,000     $1,493,000

  Operating                 458,000       421,000        416,000

  Interest and other        240,000       163,000        220,000
----------------------------------------------------------------

                          2,690,000     2,287,000      2,129,000
----------------------------------------------------------------


Costs and expenses:

  General and
   administrative           633,000       618,000        600,000

  Depreciation, depletion and
   amortization             614,000       577,000        529,000

  Oil and gas production    767,000       691,000        622,000
----------------------------------------------------------------

                          2,014,000     1,886,000      1,751,000
----------------------------------------------------------------


Income before income taxes  676,000       401,000        378,000

Income taxes               (237,000)     (141,000)      (127,000)
----------------------------------------------------------------


Net income                $ 439,000     $ 260,000     $  251,000
================================================================




Net income per share           $.14          $.08           $.08
================================================================


Weighted average
 common and equivalent shares
 outstanding during the
 period                   3,050,000     3,104,000      3,203,000
================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 1997


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

                     Common Stock    Capital In                        Total
                   ----------------  Excess Of  Retained Treasury   Stockholders'
                    Shares   Amount  Par Value  Earnings   Stock      Equity
--------------------------------------------------------------------------------

Balances, November
 1, 1994         3,666,000 $366,000 $6,236,000 $1,689,000  $(676,000) $7,615,000

Purchase of treasury
 stock                -        -          -          -      (178,000)   (178,000)

Net income            -        -          -       251,000       -        251,000


--------------------------------------------------------------------------------

Balances, October
 31, 1995        3,666,000  366,000  6,236,000  1,940,000   (854,000)  7,688,000

Purchase of treasury
 stock                -        -          -          -      (159,000)   (159,000)

Net income            -        -          -       260,000       -        260,000


--------------------------------------------------------------------------------

Balances, October
 31, 1996        3,666,000  366,000  6,236,000  2,200,000 (1,013,000)  7,789,000

Purchase of treasury
 stock                -        -          -          -       (43,000)    (43,000)

Net income            -        -          -       439,000       -        439,000


---------------------------------------------------------------------------------

Balances, October
 31, 1997        3,666,000 $366,000 $6,236,000 $2,639,000 $(1,056,000) $8,185,000
=================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 1997


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------

                                        1997        1996        1995
--------------------------------------------------------------------

Cash flows from operating
 activities:
  Net income                     $   439,000 $   260,000 $   251,000
  Noncash expenses included in
   net income:
    Depreciation, depletion and
     amortization                    614,000     577,000     529,000
    Deferred income taxes            222,000     124,000     127,000
    Other                             13,000      14,000      18,000
  Changes in assets and liabilities:
    Trade receivables               (175,000)    (14,000)     16,000
    Accrued oil and gas sales        (89,000)    (66,000)     27,000
    Accrued interest                   3,000        -          7,000
    Other current assets             (25,000)      4,000      29,000
    Accounts payable                 731,000     238,000    (177,000)
    Income taxes payable              10,000       6,000        -
--------------------------------------------------------------------

Net cash provided by
 operating activities              1,743,000   1,143,000     827,000
--------------------------------------------------------------------

Cash flows from investing activities:

  Increase in oil and gas
   properties                     (1,236,000)   (817,000)   (519,000)
  Purchases of certificates of
   deposit and other investments  (2,333,000) (1,791,000) (1,475,000)
  Proceeds from certificates of
   deposit and other investments   2,138,000   2,106,000   1,966,000
  Investments in managed funds        26,000    (264,000)   (340,000)
  Other                               (4,000)     (4,000)    (27,000)
--------------------------------------------------------------------

Net cash used in investing
 activities                       (1,409,000)   (770,000)   (395,000)
--------------------------------------------------------------------

Cash flows from financing activities:
  Purchase of treasury stock        (43,000)    (159,000)   (178,000)
  Proceeds from (payment of)
   short-term note payable             -            -       (455,000)
--------------------------------------------------------------------

Net cash provided by (used in)
 financing activities               (43,000)    (159,000)   (633,000)
--------------------------------------------------------------------

Increase (decrease) in cash
 and cash equivalents               291,000      214,000    (201,000)

Cash and cash equivalents:
  Beginning of year                 344,000      130,000     331,000
--------------------------------------------------------------------

  End of year                   $   635,000  $   344,000 $   130,000
====================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1997


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of CREDO Petroleum Corporation and its wholly owned subsidiaries (the "company"). The company engages in oil and gas acquisition, exploration, development and production activities in the United States. Certain operations are conducted through three private limited partnerships (the "Partnerships") which, as general partner, the company manages and controls. The company's general and limited partner interests in the Partnerships are combined on the proportionate share basis in accordance with accepted industry practice. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts with no effect on net income. All references to years in these Notes refer to the company's fiscal October 31 year.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. Temporary cash investments include certificates of deposit and other short-term investments which are reasonably expected to mature, or to be liquidated, within twelve months.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled $108,000 in 1997, 1996 and 1995. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $4.07 in 1997, $3.66 in 1996 and $3.66 in 1995.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $228,000 and $108,000 were incurred in 1997 and 1996, respectively.

Operating Rights and Other Intangible Assets

Operating rights represent contractual agreements designating the company to conduct and supervise the day to day operations of a well in return for a specified monthly fee. Amortization of purchased operating rights is based on the relationship of the number of months of operations to the estimated economic lives of the wells. Amortization was $86,000 in each of the three years ended October 31, 1997. Accumulated amortization was $767,000 and $681,000 at October 31, 1997 and 1996, respectively.

Natural Gas and Crude Oil Price Hedging

The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or "short", selling in the NYMEX futures market, and are closed by purchasing offsetting "long" positions. Such hedges do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized.

Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset to opposite moves in the other market. The company had approximately 20% of its expected 1998 natural gas production hedged at October 31, 1997. The hedges were subsequently closed in the first quarter of fiscal 1998 at a slight profit. Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Hedging losses were immaterial in 1997 and 1996. Hedging gains were $161,000 in 1995. Gains and losses on speculative transactions were immaterial in all years.

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

Per Share Amounts

Per share amounts are computed on the basis of the weighted average number of common shares and equivalents outstanding during the year.

Statements of Financial Accounting Standard ("SFAS") 128 requiring a change in the calculation of earnings per share and SFAS 130 requiring disclosure of "comprehensive income" are required to be adopted by the company for its years ending 1998 and 1999, respectively. The company has not fully evaluated the impact of these SFASs but does not expect it to be material.

(2) COMMON STOCK AND PREFERRED STOCK

During 1997 and 1996, the company acquired 23,000 and 94,000 shares of its common stock at a total cost of $43,000 and $159,000, respectively. These transactions have been recorded as treasury stock.

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

Options to purchase 50,000 shares which were outstanding under a stock plan which expired in 1997 and were not exercised and expired. During 1997, a new stock option plan was approved which provides for granting of up to 450,000 incentive and non-statutory stock options. Under the new plan, option exercise prices, vesting provisions, option terms, and other provisions are generally left to the discretion of the company's Board of Directors.

During 1997, incentive options to purchase 240,000 shares and non-statutory options to purchase 175,000 shares were granted primarily to officers and directors at $1.94, the fair market value of the company's stock on the date of grant. At
October 31, 1997, options to purchase 83,000 shares were exercisable and options become exercisable in the future as follows: 125,000 in 1998 and 1999, and 41,000 in 2000 and 2001.
The options expire in 2002. Incentive stock options granted under the plan are subject to shareholder approval of the plan at the 1998 Annual Meeting of Shareholders. If the plan is not approved by shareholders, all incentive options will become non-statutory options.

Under current accounting rules the company has elected not to record compensation costs for options granted to employees and directors since the exercise price is equal to the fair market value at date of grant. Had compensation cost been recorded, net income and net income per share for 1997 would have been $420,000, or $.14 per share, compared to $439,000, or $.14 per share, and for 1996 would have been unchanged. For the purpose of this disclosure, the fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 40.0%, a risk-free interest rate of 6%, no expected dividends and an expected term of 5 years.


(3) COMMITMENTS

The company leases office facilities under a five year lease agreement effective January 1, 1996. The lease agreement requires payments of $40,000 in 1998 escalating ratably over three years to $45,000 in 2001. Total rental expense in fiscal 1997, 1996, and 1995 was approximately $42,000. The company has no capital leases and no other operating lease commitments.

(4) INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31                 1997      1996      1995
---------------------------------------------------------------

Current                           $  15,000 $  17,000 $    -
Deferred                            222,000   124,000   127,000
----------------------------------------------------------------

                                  $ 237,000 $ 141,000 $ 127,000
================================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31                 1997      1996      1995
---------------------------------------------------------------

Federal statutory income tax rate        34%       34%       34%
Effect of graduated tax rates             7        (4)        2
State income taxes                        2         4         2
Percentage depletion                     (8)        1        (5)
Other, net                                -         -         1
----------------------------------------------------------------

                                         35%       35%       34%
================================================================


The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 1997 and 1996 are as follows:

October 31                                       1997      1996
---------------------------------------------------------------
Deferred tax assets:
  Percentage depletion carryforwards      $   287,000  $226,000
  Alternative minimum tax carryforwards        68,000    56,000
  Investment tax credit carryforwards          13,000    16,000
---------------------------------------------------------------

  Total deferred tax assets                   368,000   298,000
---------------------------------------------------------------

Deferred tax liabilities:
  Intangible drilling, leasehold and
   other exploration costs capitalized
   for financial reporting purposes but
   deducted for tax purposes               (1,184,000) (906,000)
  State taxes and other                       (87,000)  (73,000)
---------------------------------------------------------------

  Total gross deferred tax liabilities     (1,271,000) (979,000)
---------------------------------------------------------------

Net deferred tax liability                $  (903,000)$(681,000)
===============================================================

At October 31, 1997, the company has investment tax credit carryforwards of $13,000 which expire in varying amounts through 2001, and has statutory depletion carryforwards of $933,000.

(5) SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                        1997        1996        1995
--------------------------------------------------------------
Unproved properties not
 being amortized           $   867,000 $   733,000  $   709,000
Properties being amortized  11,895,000  10,793,000   10,000,000
Accumulated depreciation,
 depletion and amortization (6,418,000) (5,890,000)  (5,399,000)
---------------------------------------------------------------

Total capitalized costs    $ 6,344,000 $ 5,636,000  $ 5,310,000
===============================================================


Acquisition, Exploration and Development Costs Incurred

Years Ended October 31            1997        1996         1995
---------------------------------------------------------------
Property acquisition costs,
 net of sales proceeds:
  Proved                   $   145,000 $   303,000  $    37,000
  Unproved                        -         28,000       (5,000)
Exploration costs              860,000     421,000      184,000
Development costs              231,000      65,000      303,000
---------------------------------------------------------------

Total cost incurred        $ 1,236,000 $   817,000  $   519,000
===============================================================


Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Total Petroleum, Inc. 20% in 1997 and 19% in 1996; and GPM Gas Corporation 12% in 1997.


Oil and Gas Reserve Data (Unaudited)

In 1997, 1996 and 1995, independent petroleum engineers estimated proved reserves for the company's significant properties which represented 60% in each year of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $19.97, $23.96 and $16.31 per barrel for oil and $2.69, $2.39 and $1.34 per Mcf for gas in 1997, 1996 and 1995,
respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.

                               1997              1996              1995
-----------------------------------------------------------------------------
                       Gas(Mcf) Oil(bbls) Gas(Mcf) Oil(bbls) Gas(Mcf) Oil(bbls)
-----------------------------------------------------------------------------
Proved reserves:
Balance, November 1    5,816,000 364,000 5,364,000 363,000 5,188,000  363,000
Revisions of
 previous estimates     (109,000) 11,000   (96,000) 16,000   116,000   37,000
Extensions and
 discoveries             462,000  32,000   302,000   4,000   459,000    3,000
Purchases of
 reserves in place       248,000   4,000   796,000  23,000    97,000   29,000
Sales of reserves
 in place                 (4,000) (4,000)     -       -      (38,000) (24,000)
Production              (545,000)(39,000) (550,000)(42,000) (458,000) (45,000)
-----------------------------------------------------------------------------

Balance, October 31    5,868,000 368,000 5,816,000 364,000 5,364,000  363,000
=============================================================================

Proved developed reserves:

Beginning of period    5,048,000 334,000 5,112,000 363,000 4,936,000  363,000
=============================================================================

End of period          4,874,000 335,000 5,048,000 334,000 5,112,000  363,000
=============================================================================


The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.

                                       1997          1996       1995
--------------------------------------------------------------------
Future cash inflows             $23,112,000   $22,609,000 $13,102,000
Future production and
 development costs               (8,899,000)   (8,047,000) (5,322,000)
Future income tax expense        (1,848,000)   (1,893,000) (1,050,000)
---------------------------------------------------------------------
Future net cash flows            12,365,000    12,669,000   6,730,000
10% discount factor              (4,953,000)   (5,068,000) (2,557,000)
---------------------------------------------------------------------
Standardized measure of discounted
 future net cash flows          $ 7,412,000   $ 7,601,000 $ 4,173,000
=====================================================================


The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.

                                       1997         1996         1995
---------------------------------------------------------------------
Balance, November 1             $ 7,601,000  $ 4,173,000  $ 4,294,000
Sales of oil and gas produced,
 net of production costs         (1,225,000)  (1,039,000)    (709,000)
Net changes in prices, production
 and development costs             (328,000)   2,641,000     (590,000)
Revisions of quantity
 estimates and other                (44,000)      87,000      363,000
Purchases of reserves in place      269,000    1,347,000      243,000
Sales of reserves in place          (37,000)        -        (151,000)
Extensions and discoveries, net of future
 development and production costs   389,000      483,000      329,000
Accretion of discount               760,000      417,000      429,000
Net change in income taxes           27,000     (508,000)     (35,000)
---------------------------------------------------------------------

Balance, October 31             $ 7,412,000  $ 7,601,000  $ 4,173,000
=====================================================================

<Audit-Report>
INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES



The Board of Directors and Stockholders
 CREDO Petroleum Corporation
 Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 1997, in conformity with generally accepted accounting principles.




                              HEIN + ASSOCIATES LLP


Denver, Colorado
January 7, 1998
</Audit-Report>

                            PART III.

ITEM 9.  EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1997.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1997.

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

3(a)
 (viii) Articles of Amendment of Articles of Incorporation dated March 24, 1988 (incorporated by reference to Form 10-K dated October 31, 1989).
3(a)(ix) Articles of Amendment to Articles of Incorporation
          dated May 11, 1990.
(b)(i)   By-Laws of CREDO Petroleum Corporation, as amended
          May 27, 1981 (incorporated by reference to Form
          10-K dated October 31, 1981).
3(b)(ii) By-Laws of CREDO Petroleum Corporation, as amended
          May 27, 1981 and January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)
 (iii) By-Laws of CREDO Petroleum Corporation, as amended October 30, 1986 (incorporated by reference to
          Form 10-K dated October 31, 1986).
3(b)(iv) Amendment to Article X of CREDO Petroleum
          Corporation's By-Laws dated March 24, 1988
          (incorporated by reference to the company's
          definitive proxy dated February 5, 1988).
4(i)     Shareholders' Rights Plan, dated April 11, 1989.
10(a)    CREDO Petroleum Corporation Non-qualified Stock
          Option Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)    CREDO Petroleum Corporation Incentive Stock Option
          Plan, dated October 2, 1981 (incorporated by
          reference to the company's definitive proxy
          statement, dated January 22, 1982).
10(b)    CREDO Petroleum Corporation 1997 Incentive Stock
          Option Plan.
10(c)    Model of Director and Officer Indemnification Agreement
          provided for by Article X of CREDO Petroleum
          Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
22       CREDO Petroleum Corporation (a Colorado corporation)
          and its subsidiaries SECO Energy Corporation (a
          Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.

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

Date:  January 7, 1998





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Date               Signature                Title
    ---------------   ---------------------  --------------------



    January 7, 1998   /s/ William N. Beach    Director
                      ----------------------
                      William N. Beach


    January 7, 1998   /s/ Otto P. Butterly    Director
                      ----------------------
                      Otto P. Butterly


    January 7, 1998   /s/ William D. Howell   Director
                      ----------------------
                      William D. Howell


    January 7, 1998   /s/ James T. Huffman   Chairman of the
                      ----------------------  Board, President,
                      James T. Huffman        Treasurer


    January 7, 1998   /s/ William F. Skewes   Director, Corporate
                      ----------------------   Secretary, General
                      William F. Skewes        Counsel


    January 7, 1998   /s/ Richard B. Stevens  Director
                      ----------------------
                      Richard B. Stevens