Form 10-Q
period 1998-01-31
CREDO PETROLEUM CORP
filed 1998-03-17
CIK 277924

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                FOR QUARTER ENDED JANUARY 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of February 28, 1998: Common stock, $.10 par value - 3,035,000
                    Preferred stock, no par value - None issued

________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                       INDEX TO FORM 10-Q

                For Quarter Ended January 31, 1998



PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of January 31, 1998 and October 31, 1997

Consolidated Statements of Earnings and Changes in Retained
 Earnings For the Three Month Periods Ended
 January 31, 1998 and 1997

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended January 31, 1998 and 1997

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

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                      January 31,    October 31,
                                           1998         1997
                                     -------------  ------------
                                        (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents            $   430,000    $   635,000
 Temporary cash investments             2,010,000      2,698,000
 Receivables:
  Trade                                   379,000        318,000
  Accrued oil and gas sales               321,000        324,000
  Accrued interest                          2,000          3,000
 Other                                     32,000         55,000
                                      -----------    -----------
                                        3,174,000      4,033,000
                                      -----------    -----------
OIL AND GAS PROPERTIES, at cost,
 full cost method:
 Unevaluated                              874,000        867,000
 Evaluated                              5,727,000      5,477,000
                                      -----------   ------------
                                        6,601,000      6,344,000
                                      -----------   ------------
LONG-TERM ASSETS:
Operating rights and other intangible
 assets, net                              118,000        140,000
 Other, net                                47,000         29,000
                                      -----------   ------------
                                          165,000        169,000
                                      -----------   ------------

                                      $ 9,940,000   $ 10,546,000
                                      ===========   ============

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                         E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                     $   706,000   $  1,442,000
 Income taxes payable                      16,000         16,000
                                      -----------   ------------
                                          722,000      1,458,000
                                      -----------   ------------

DEFERRED INCOME TAXES                     949,000        903,000
                                      -----------   ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par
  value 5,000,000 shares
  authorized, none issued                    -              -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,666,000 shares issued                 366,000        366,000
 Capital in excess of par value         6,236,000      6,236,000
 Retained earnings                      2,723,000      2,639,000
 Treasury stock, at cost, 624,000
   shares in 1998 and 1997             (1,056,000)    (1,056,000)
                                      -----------    -----------
                                        8,269,000      8,185,000
                                      -----------    -----------
COMMITMENTS
                                      -----------    -----------

                                      $ 9,940,000    $10,546,000
                                      ===========    ===========

                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                                              Three Months Ended
                                                  January 31,
                                         --------------------------
                                              1998          1997
                                         ------------  ------------

REVENUES:
 Oil and gas sales                        $   436,000   $   680,000
 Operating                                    123,000       113,000
 Interest and other                            76,000        38,000
                                         ------------   -----------
                                              635,000       831,000
                                         ------------   -----------

COSTS AND EXPENSES:
 General and administrative                   163,000       156,000
 Depreciation, depletion and
  amortization                                160,000       145,000
 Oil and gas production                       182,000       213,000
                                         ------------   -----------
                                              505,000       514,000
                                         ------------   -----------

INCOME BEFORE
 INCOME TAXES                                 130,000       317,000

INCOME TAXES                                  (46,000)     (111,000)
                                         ------------   -----------

NET INCOME                                     84,000       206,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD                       2,639,000     2,200,000
                                         ------------   -----------

RETAINED EARNINGS,
  END OF PERIOD                          $  2,723,000   $ 2,406,000
                                         ============   ===========

NET INCOME PER SHARE                     $        .03   $       .07
                                         ============   ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING DURING
  THE PERIOD                                3,042,000     3,065,000
                                         ============   ===========





                        See accompanying notes.

                      CREDO PETROLEUM CORPORATION
           Consolidated Statements of Cash Flows - Unaudited


                                              Three Months Ended
                                                  January 31,
                                            ----------------------
                                               1998        1997
                                            ---------   ----------

OPERATING ACTIVITIES:
 Net income                                 $  84,000   $  206,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization    160,000      145,000
  Deferred income taxes                        46,000      111,000
  Other                                         3,000        3,000
 Changes in assets and liabilities:
  Trade receivables                           (61,000)     (91,000)
  Accrued oil and gas sales                     3,000     (335,000)
  Accrued interest                              1,000         -
  Other                                        23,000         -
  Accounts payable                           (736,000)    (143,000)
  Income taxes payable                           -            -
                                            ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES        (477,000)    (104,000)
                                            ---------    ---------


INVESTING ACTIVITIES:
 Oil and gas properties, net                 (396,000)    (270,000)
 Purchase of certificates of deposit and
  other investments                          (200,000)    (362,000)
 Proceeds from certificates of deposit and
  other investments                           888,000      467,000
 Changes in long-term assets                  (20,000)        -
                                            ---------    ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                         272,000     (165,000)
                                            ---------    ---------


FINANCING ACTIVITIES:
 Purchase of treasury stock                      -          (4,000)
                                            ---------   ----------

NET CASH USED BY FINANCING ACTIVITIES            -          (4,000)
                                            ---------   ----------


INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            (205,000)    (273,000)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                          635,000      344,000
                                            ---------    ---------

END OF PERIOD                               $ 430,000    $  71,000
                                            =========    =========


                        See accompanying notes.

                   CREDO PETROLEUM CORPORATION
         Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          January 31, 1998


LIQUIDITY AND CAPITAL RESOURCES

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.

    At January 31, 1998, working capital was $2,452,000. Cash flow from operating activities before working capital changes totaled $293,000 for the three months. Cash flow was used primarily to fund net oil and gas property expenditures and purchases of certificates of deposit and treasury stock.

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

    Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has occasionally hedged product prices by forward selling a portion of its production in the NYMEX futures market. This is done when the price relationship (the basis) between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price of a product is adequate to insure reasonable returns and downside price risks appear to be substantial. Hedges are expected to be closed by purchasing offsetting long positions in the futures markets as related production occurs. However, hedges may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset to opposite moves in the other market.

    The company's hedging decisions are based on a number of very subjective factors which include its oil and gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships. At January 31, 1998, the company's hedge position was not significant.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

             Three Months         Three Months
                 Ended              Ended
           January 31, 1998    January 31, 1997  Percent Percent
           ----------------    ----------------   Volume  Price
Product     Volume   Price     Volume     Price   Change  Change
-------     ------   -----     ------     -----   ------  ------
Gas (Mcf)   138,100  $ 2.14    143,400    $ 3.04    - 4%   -30%
Oil (bbls)    8,600  $16.52     10,300    $23.67    -17%   -30%

             Three Months         Three Months
                 Ended               Ended
           January 31, 1998    October 31, 1997  Percent Percent
           ----------------    ----------------   Volume  Price
Product     Volume   Price     Volume    Price    Change  Change
-------     ------   -----     ------    -----    ------  ------
Gas (Mcf)   138,100  $ 2.14    128,600   $ 2.02   + 7%    + 6%
Oil (bbls)    8,600  $16.52      8,700   $18.58   - 1%    -11%

    The four percent gas volume decline and a significant portion of the oil volume decline in the first quarter of 1998 compared to the same quarter last year resulted due to loss of production from the Tracy Federal #1 well, formerly the company's largest producing well. The Tracy well has not produced commercially since July of 1997. In July 1997, production from the well dropped precipitously due to loading caused by insufficient bottom hole pressures to generate adequate gas velocities in 2-7/8'' tubing to lift fluids out of the wellbore. During August 1997, the company installed 1-3/4'' coil tubing in the well. After several unanticipated mechanical difficulties, the well responded as expected during September and October of 1997 with production steadily increasing as fluids were unloaded from the wellbore.

    However, in November 1997, the well suddenly ceased producing. Tests showed that a substance consisting mostly of iron minerals leaked off of the top of the packer and filled the bottom of the wellbore and plugged the perforations. In an effort to restore production, during February 1998, stage one of a two stage operation was successfully completed to remove the packer from the wellbore and to clean the iron material out of the wellbore to below the perforations. Stage two of the work involves either re-perforating the producing formation or injecting solvent to clean out the existing perforations, and then installing a proprietary production system to assist in lifting liquids from the wellbore. Although management is optimistic that production from the Tracy can be re-established, there are substantial risks that the work will not successfully restore commercial production.

    The interest rate earned on short-term investments averaged approximately 5.8% and 5.7% for the three months ended January
31, 1998 and 1997, respectively. Current interest rates available to the company are approximately 5.7%.

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

RESULTS OF OPERATIONS

Quarter Ended January 31, 1998 Compared to Quarter Ended
January 31, 1997

    In the first quarter of fiscal 1998, net income was $84,000 compared to $206,000 in the same period last year. The decline reflects significantly lower oil and gas prices in the current quarter compared to the year ago period.

    Total revenues decreased 24% to $635,000 in the first quarter of 1998 compared to $831,000 in the same period last year. Oil and gas sales decreased $244,000, or 36%, to $436,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 30% to $2.14 Mcf in 1998 compared to $3.04 last year. Oil price realizations also fell 30% to $16.52 per barrel compared to $23.67 last year. The net effect of these price declines was to reduce oil and gas sales by $202,000. Gas volumes declined 4% and oil volumes declined 17%. The gas volume decline resulted when the company's largest producing well (Tracy Federal #1) ceased producing as described in the PRODUCT PRICES, PRODUCTION, AND INTEREST RATES section on page 7. This decline more than offset added production from new wells drilled or acquired in the current quarter. Oil volume declined due to loss of production from the Tracy well and divestiture of a non-core waterflood property. The net effect of these volume declines was to reduce oil and gas sales by $42,000. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income increased due to improved performance of the company's managed investments.

    Total costs and expenses were $505,000 in the first quarter of 1998, compared to $514,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization (an annualized calculation based on estimated production, reserves and costs at each fiscal year-end) increased due to write-off of the Tracy well's reserves for financial reporting purposes. The decrease in oil and gas production expenses principally reflects higher production taxes in the prior year quarter which were based on that quarter's significantly higher oil and gas revenues. Income taxes were provided at 35% in both quarters.

Quarter Ended January 31, 1998 Compared to Quarter Ended
October 31, 1997

    In the first quarter of fiscal 1998, net income was $84,000 compared to $71,000 in the prior quarter.

      Total revenues increased 4% to $635,000 in the first quarter compared to $609,000 in the prior quarter. Oil and gas sales increased 3% to $436,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 6% to $2.14 per Mcf compared to $2.02 last quarter. Oil price realizations fell 11% to $16.52 per barrel compared to $18.58 in the prior quarter. The net effect of these price changes was to reduce oil and gas sales by $4,000. Gas volumes increased 7% and oil volumes declined 1%. The gas volume increase reflects new wells that the company drilled or acquired interests in during the first quarter of 1998. The net effect of these volume changes was to increase oil and gas sales by $18,000. Operating income remained virtually unchanged. Interest and other income increased due to improved performance on certain of the company's managed investments.

      Total costs and expenses were $505,000 in the first quarter of 1998 compared to $499,000 in the immediately preceding quarter. General and administrative expenses was substantially the same in the two quarters. Depreciation, depletion and amortization was approximately the same in both quarters. Oil and gas production costs increased principally due to the timing of workovers and repairs. Income taxes were provided at 35% in both quarters.





                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 16, 1998         By: /s/ James T. Huffman
                                 -------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                              By: /s/ B. J. Sullivan
                                 -------------------------
                                  B. J. Sullivan
                                  Vice President-Finance