Form 10-Q
period 1998-04-30
CREDO PETROLEUM CORP
filed 1998-06-15
CIK 277924

---------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                 For Quarter Ended April 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
May 31, 1998:      Common stock, $.10 par value - 3,035,000
                   Preferred stock, no par value - None issued

---------------------------------------------------------------

                   CREDO PETROLEUM CORPORATION

                       Index to Form 10-Q

                 For Quarter Ended April 30, 1998

---------------------------------------------------------------


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of April 30, 1998 and October 31, 1997

Consolidated Statements of Earnings and Changes in
Retained Earnings For the Six and Three Month
 Periods Ended April 30, 1998 and 1997

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended April 30, 1998 and 1997

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable

---------------------------------------------------------------

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                       April 30,     October 31,
                                         1998           1997
                                    -------------   ------------
                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents            $   152,000  $     635,000
 Temporary cash investments             2,008,000      2,698,000
 Receivables:
  Trade                                   339,000        318,000
  Accrued oil and gas sales               289,000        324,000
  Accrued interest                          1,000          3,000
 Other                                     31,000         55,000
                                    -------------  -------------
                                        2,820,000      4,033,000
                                    -------------  -------------

OIL AND GAS PROPERTIES, at cost,
full cost method:
 Unevaluated                            1,260,000        867,000
 Evaluated                              5,682,000      5,477,000
                                    -------------   ------------
                                        6,942,000      6,344,000
                                    -------------   ------------

LONG-TERM ASSETS:
 Operating rights and other
  intangible assets, net                   97,000        140,000
 Other, net                                45,000         29,000
                                    -------------   ------------
                                          142,000        169,000
                                    -------------   ------------

                                       $9,904,000   $ 10,546,000
                                    =============   ============

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                           E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                     $   591,000   $  1,442,000
 Income taxes payable                      16,000         16,000
                                      -----------   ------------
                                          607,000      1,458,000
                                      -----------   ------------

DEFERRED INCOME TAXES                     987,000        903,000
                                      -----------   ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value
  5,000,000 shares authorized,
  none issued                                -              -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,666,000 shares issued                 366,000        366,000
 Capital in excess of par value         6,236,000      6,236,000
 Retained earnings                      2,786,000      2,639,000
 Treasury stock, at cost,
  631,000 shares in 1998 and
  624,000 shares in 1997               (1,078,000)    (1,056,000)
                                      -----------    -----------
                                        8,310,000      8,185,000
                                      -----------    -----------

COMMITMENTS                                 -               -
                                      -----------    -----------

                                      $ 9,904,000    $10,546,000
                                      ===========    ===========

                     See accompanying notes.

                         CREDO PETROLEUM CORPORATION
              Consolidated Statements of Earnings And Changes in
                        Retained Earnings - Unaudited


                        Six Months  Six Months     Quarter      Quarter
                          Ended        Ended        Ended        Ended
                         April 30,   April 30,     April 30,    April 30,
                           1998        1997          1998         1997
                        ----------  ----------   -----------   ----------
REVENUES:
 Oil and gas sales      $  920,000  $1,159,000   $   484,000   $  479,000
 Operating                 239,000     222,000       116,000      109,000
 Interest and other        120,000      86,000        44,000       48,000
                        ----------  ----------   -----------   ----------
                         1,279,000   1,467,000       644,000      636,000
                        ----------  ----------   -----------   ----------

COSTS AND EXPENSES:
  General and
   administrative          334,000     311,000       171,000      155,000
  Depreciation,
   depletion and
   amortization            350,000     300,000       190,000      155,000
  Oil and gas
   production              364,000     400,000       182,000      187,000
                        ----------  ----------   -----------   ----------
                         1,048,000   1,011,000       543,000      497,000
                        ----------  ----------   -----------   ----------

INCOME BEFORE
  INCOME TAXES             231,000     456,000       101,000      139,000

INCOME TAXES               (84,000)   (160,000)      (38,000)     (49,000)
                        ----------  ----------    ----------   ----------

NET INCOME                 147,000     296,000        63,000       90,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD    2,639,000   2,200,000     2,723,000    2,406,000
                        ----------  ----------    ----------   ----------

RETAINED EARNINGS,
  END OF PERIOD         $2,786,000  $2,496,000    $2,786,000   $2,496,000
                        ==========  ==========    ==========   ==========

NET INCOME PER SHARE    $      .05  $      .10    $      .02   $      .03
                        ==========  ==========    ==========   ==========

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING DURING
  THE PERIOD              3,038,000   3,059,000    3,035,000    3,056,000
                        ===========  ==========   ==========   ==========


                           See accompanying notes.

                  CREDO PETROLEUM CORPORATION
           Consolidated Statements of Cash Flows - Unaudited

                                                Six Months Ended
                                                      April 30,
                                             ------------------------
                                                1998          1997
                                             ----------   ------------

OPERATING ACTIVITIES:
 Net income                                  $  147,000   $  296,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization      350,000      300,000
  Deferred income taxes                          84,000      160,000
  Other                                           6,000        6,000
 Changes in assets and liabilities:
  Trade receivables                             (21,000)      33,000
  Accrued oil and gas sales                      35,000     (114,000)
  Accrued interest                                2,000         -
  Other                                          24,000       (1,000)
  Accounts payable                             (851,000)    (293,000)
  Income taxes payable                             -            -
                                              ---------    ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          (224,000)     387,000
                                              ---------    ---------


INVESTING ACTIVITIES:
 Oil and gas properties, net                   (906,000)    (326,000)
 Purchase of certificates of deposit
  and other investments                      (1,191,000)    (690,000)
 Proceeds from certificates of deposit
  and other investments                       1,334,000      646,000
 Changes in long-term assets                    (25,000)      (2,000)
                                             ----------    ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                          (238,000)    (372,000)
                                             ----------   ----------


FINANCING ACTIVITIES:
 Purchase of treasury stock                    (21,000)      (41,000)
                                             ---------    ----------

NET CASH USED BY FINANCING ACTIVITIES          (21,000)      (41,000)
                                             ---------    ----------


INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (483,000)      (26,000)

CASH AND CASH EQUIVALENTS:
  Beginning of Period                          635,000       344,000
                                            ----------    ----------

  End of Period                             $  152,000    $  318,000
                                            ==========    ==========


                        See accompanying notes.

                    CREDO PETROLEUM CORPORATION
          Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                         April 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

      The company's working capital and cash flow represent a significant capital resource and source of liquidity. At second quarter end, working capital was $2,213,000. Cash flow from operating activities before working capital changes totaled $587,000 for the six months. Cash flow and working capital were used to fund net oil and gas property expenditures.

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

      Gas price decontrol, the advent of an active spot market for natural gas, and increased energy commodity market trading have resulted in gas prices received by the company being subject to significant monthly fluctuations. Gas prices generally accelerate in peak demand periods such as the winter months and subside during lower demand periods.

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

      The company's hedging decisions are based on a number of very subjective factors which include its oil and gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships. At April 30, 1998, the company's hedge position was not significant, and net gains and losses on hedges during the six months ended April 30, 1998 were not significant.

      Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

               Six Months           Six Months      Percent  Percent
        Ended April 30, 1998  Ended April 30, 1997   Volume   Price
        --------------------  --------------------
Product      Volume   Price    Volume      Price     Change   Change
-------      ------   -----    ------      -----     ------   ------
Gas (Mcf)   324,300   $ 2.12   287,900    $ 2.47     +13%     -17%
Oil (bbls)   17,700   $14.46    20,500    $21.84     -13%     -34%

              Three Months        Three Months      Percent  Percent
        Ended April 30, 1998  Ended April 30, 1997   Volume   Price
        --------------------  --------------------
Product      Volume   Price      Volume    Price     Change   Change
-------      ------   -----      ------    -----     ------   ------
Gas (Mcf)   188,800   $ 1.96   144,500    $ 1.91     +31%     + 3%
Oil (bbls)    8,200   $13.94    10,200    $19.99     -19%     -30%

              Three Months        Three Months      Percent  Percent
        Ended April 30, 1998 Ended January 31, 1998  Volume   Price
        -------------------- ----------------------
Product       Volume  Price     Volume     Price     Change   Change
-------       ------  -----     ------     -----     ------   ------
Gas (Mcf)    188,800  $ 1.96   138,100    $ 2.14     +37%     - 8%
Oil (bbls)     8,200  $13.94     8,600    $16.52     - 4%     -16%

      Gas volumes increased in the six month and quarter periods despite loss of production in July 1997 from the Tracy Federal #1 well, formerly the company's largest producing well. Production from the well ceased during a workover to install coil tubing in the well when a substance consisting of iron minerals leaked from above the packer and covered the perforations plugging off production. In an effort to restore production, during February 1998, stage one of a two stage operation was successfully completed to remove the packer from the wellbore and to clean the iron material out of the wellbore to below the perforations. Stage two of the work commenced in April 1998 and involves drying out the formation and then either re-perforating the producing formation or injecting solvent to clean out the existing perforations, and then installing a proprietary production system to assist in lifting liquids from the wellbore. The well is currently producing about 140 thousand cubic feet of gas per day and is being assisted by artificial gas injection in order to lift fluids out of the wellbore. Although management is optimistic that production from the Tracy can be re-established, there are substantial risks that the work will not successfully restore commercial production.

      Lost Tracy Federal well production was more than offset by production added form new wells drilled or re-worked during the first half of 1998. In particular, the Cline #11-1 well, which was placed on production during the second quarter of 1998, produced more gas in the second quarter of 1998 than the Tracy well produced during the entire first half of 1997. The Cline well is presently producing at about three times the gas rate at which the Tracy well produced during the first half of the prior year, and thus has more than offset the lost production from the Tracy well.

      The Cline #11-1 well is an 8,900 foot Morrow sand well located in Ellis County, Oklahoma in which the company owns a 48% working interest and is the operator. The well encountered five separate productive Morrow sand intervals but is completed naturally (without acid or fracture stimulation) in only the lower-most of the five sands. As of June 1998, the well is producing at a daily rate of approximately 1.7 million cubic feet of gas, 17 barrels of condensate and no water on an 11/64-inch choke at a flowing tubing pressure of 2,220 psi and a flowing casing pressure of 2,320 psi.

      The decline in oil volumes is primarily due to loss of oil production from the Tracy Federal #1 well and divestiture of a non-core waterflood property.

      The interest rate earned on short-term investments averaged approximately 5.8% for the six month periods ended April 30, 1998 and 1997. The interest rate earned in the second quarter of 1998 did not significantly vary from the same quarter last year or the immediately preceding quarter. Current interest rates available to the company are under 6%.

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

RESULTS OF OPERATIONS

Six Months Ended April 30, 1998 Compared to Six Months Ended
April 30, 1997

      For the first half of 1998, net income was $147,000 compared to $296,000 last year. The decline primarily reflects significantly lower oil and gas prices compared to last year.

      Total revenues fell 13% to $1,279,000 in the first half of 1998 compared to $1,467,000 last year. Oil and gas sales decreased $239,000, or 21%, to $920,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 17% to $2.05 per Mcf in 1998 compared to $2.47 last year. Oil price realizations fell 34% to $14.46 per barrel compared to $21.84 last year The net effect of these price declines was to reduce oil and gas sales by $273,000. Gas volumes increased 13% and oil volumes declined 13%. The net effect of these volume changes was to increase oil and gas sales by $34,000. Oil and gas volume variances are discussed below the table on page 7. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income decreased in the current period due to a reduction in short term investments.

      Total costs and expenses were $1,048,000 in the first half of 1998 compared to $1,011,000 last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization expense reflects increased production volumes as well as increased costs. The decline in oil and gas production expenses primarily reflect expenses associated with a non-core waterflood property which was sold in 1997. Income taxes were provided at 35% in both periods.

Quarter Ended April 30, 1998 Compared to Quarter Ended
April 30, 1997

      In the second quarter of fiscal 1998, net income was $63,000 compared to $90,000 in the same period last year.

      Total revenues increased slightly to $644,000 in the second quarter compared to $636,000 last year. Oil and gas sales increased 1% to $484,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 3% to $1.96 per Mcf compared to $1.91 last year. Oil price realizations fell 30% to $13.94 per barrel compared to $19.99 last year. The net effect of these price changes was to decrease oil and gas sales by $55,000. Gas volumes increased by 31% while oil volumes declined 19%. The net effect of these volume changes was to increase oil and gas sales by $60,000. Oil and gas volume variances are discussed below the table on page 7. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income decreased in the current quarter due to a reduction in short term investments.

      Total costs and expenses were $543,000 in the second quarter of 1998, compared to $497,000 last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization expense reflects increased production volumes as well as increased costs. Oil and gas production expenses did not vary significantly between the quarters. Income taxes were provided at 35% in both quarters.

Quarter Ended April 30, 1998, Compared to Quarter Ended
January 31, 1998

      In the second quarter of fiscal 1998, net income was $63,000 compared to $84,000 in the prior quarter.

      Total revenues increased slightly to $644,000 in the second quarter compared to $635,000 in the prior quarter. Oil and gas sales increased 11% to $484,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 8% to $1.96 per Mcf compared to $2.14 in the prior quarter. Oil price realizations fell 16% to $13.94 per barrel compared to $16.52 last quarter. The net effect of these price changes was to decrease oil and gas sales by $47,000. Gas volumes increased by 37% and oil volumes decreased 4%. The net effect of these volume changes was to increase oil and gas sales by $95,000. Oil and gas volume variances are discussed below the table on page 7. Operating income decreased slightly due to the shut in of wells that became uneconomic at current oil prices. Interest and other income decreased in the current quarter due to a reduction in short term investments.

      Total costs and expenses were $543,000 in the second quarter of 1998 compared to $505,000 in the prior quarter. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization expense reflects increased production volumes as well as increased costs. Oil and gas production expenses did not vary significantly between the quarters. Income taxes were provided at 35% in both quarters.





                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 12, 1998          By:  /s/ James T. Huffman
                                  -------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                              By:  /s/ Alford B. Neely
                                  ------------------------
                                  Alford B. Neely
                                  Vice President and
                                  Chief Financial Officer