Form 10-Q/A
period 1998-04-30
CREDO PETROLEUM CORP
filed 1998-06-19
CIK 277924

---------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-Q/A



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

                       Index to Form 10-Q/A

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

The financial information furnished in this Form 10-Q/A reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

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
                        ===========  ==========   ==========   ==========


                           See accompanying notes.

                  CREDO PETROLEUM CORPORATION
           Consolidated Statements of Cash Flows - Unaudited

                                                Six Months Ended
                                                      April 30,
                                             ------------------------
                                                1998          1997
                                             ----------   ------------

OPERATING ACTIVITIES:
 Net income                                  $  147,000   $  296,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization      350,000      300,000
  Deferred income taxes                          84,000      160,000
  Other                                           6,000        6,000
 Changes in assets and liabilities:
  Trade receivables                             (21,000)      33,000
  Accrued oil and gas sales                      35,000     (114,000)
  Accrued interest                                2,000         -
  Other                                          24,000       (1,000)
  Accounts payable                             (851,000)    (293,000)
  Income taxes payable                             -            -
                                              ---------    ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          (224,000)     387,000
                                              ---------    ---------


INVESTING ACTIVITIES:
 Oil and gas properties, net                   (906,000)    (326,000)
 Purchase of certificates of deposit
  and other investments                      (1,191,000)    (690,000)
 Proceeds from certificates of deposit
  and other investments                       1,884,000      646,000
 Changes in long-term assets                    (25,000)      (2,000)
                                             ----------    ---------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                          (238,000)    (372,000)
                                             ----------   ----------


FINANCING ACTIVITIES:
 Purchase of treasury stock                    (21,000)      (41,000)
                                             ---------    ----------

NET CASH USED BY FINANCING ACTIVITIES          (21,000)      (41,000)
                                             ---------    ----------


INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (483,000)      (26,000)

CASH AND CASH EQUIVALENTS:
  Beginning of Period                          635,000       344,000
                                            ----------    ----------

  End of Period                             $  152,000    $  318,000
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