Form 10-Q
period 1998-07-31
CREDO PETROLEUM CORP
filed 1998-09-15
CIK 277924

_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                            Form 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                    For Quarter Ended July 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of August 31,
1998:                 Common stock, $.10 par value - 3,020,000
                      Preferred stock, no par value - None issued

_________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                       Index to Form 10-Q

                 For Quarter Ended July 31, 1998

_________________________________________________________________



PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
  As of July 31, 1998 and October 31, 1997

Consolidated Statements of Earnings and Changes in
  Retained Earnings For the Nine and Three Month
  Periods Ended July 31, 1998 and 1997

Consolidated Statements of Cash Flows
  For the Nine Month Periods Ended July 31, 1998 and 1997

Management's Discussion and Analysis of Financial
  Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable

________________________________________________________________

The financial information furnished in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                       July 31,     October 31,
                                         1998          1997
                                    -------------  -------------
                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents          $    254,000   $    635,000
  Temporary cash investments            2,039,000      2,698,000
  Receivables:
    Trade                                 308,000        318,000
    Accrued oil and gas sales             294,000        324,000
    Accrued interest                         -             3,000
  Other                                    30,000         55,000
                                     ------------   ------------
                                        2,925,000      4,033,000
                                     ------------   ------------
OIL AND GAS PROPERTIES, at cost,
full cost method:
  Unevaluated                           1,365,000        867,000
  Evaluated                             5,731,000      5,477,000
                                     ------------   ------------
                                        7,096,000      6,344,000
                                     ------------   ------------
LONG-TERM ASSETS:
  Operating rights and other
    intangible assets, net                 76,000        140,000
  Other, net                               34,000         29,000
                                     ------------   ------------
                                          110,000        169,000
                                     ------------   ------------

                                     $ 10,131,000   $ 10,546,000
                                     ============   ============

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                         E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                   $    729,000   $  1,442,000
  Income taxes payable                     16,000         16,000
                                     ------------   ------------
                                          745,000      1,458,000
                                     ------------   ------------

DEFERRED INCOME TAXES                   1,008,000        903,000
                                     ------------   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, without par
    value 5,000,000 shares
    authorized, none issued                  -              -
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    3,666,000 shares issued               366,000        366,000
  Capital in excess of par value        6,236,000      6,236,000
  Retained earnings                     2,866,000      2,639,000
  Treasury stock, at cost, 636,000
    shares in 1998 and
    624,000 shares in 1997             (1,090,000)    (1,056,000)
                                     ------------   ------------
                                        8,378,000      8,185,000
                                     ------------   ------------
COMMITMENTS                                  -              -
                                     ------------   ------------

                                     $ 10,131,000   $ 10,546,000
                                     ============   ============

                         See accompanying notes.

                    CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                        Nine Months   Nine Months    Quarter     Quarter
                           Ended         Ended        Ended       Ended
                         July 31,       July 31,     July 31,    July 31,
                            1998          1997        1998        1997
                        -----------   -----------  ----------  ----------
REVENUES:
 Oil and gas sales      $1,493,000    $1,570,000  $  558,000   $  411,000
 Operating                 353,000       332,000     115,000      110,000
 Interest and other        165,000       179,000      58,000       93,000
                        ----------    ----------   ---------   ----------
                         2,011,000     2,081,000     731,000      614,000
                        ----------    ----------   ---------   ----------

COSTS AND EXPENSES:
 General and
  administrative           518,000       471,000     183,000      160,000
 Depreciation, depletion
  and amortization         552,000       450,000     202,000      150,000
 Oil and gas production    592,000       594,000     228,000      194,000
                        ----------    ----------   ---------   ----------
                         1,662,000     1,515,000     613,000      504,000
                        ----------    ----------   ---------   ----------

INCOME BEFORE
 INCOME TAXES              349,000       566,000     118,000      110,000

INCOME TAXES              (122,000)     (198,000)    (38,000)     (38,000)
                        ----------    ----------   ---------   ----------

NET INCOME                 227,000       368,000      80,000       72,000
RETAINED EARNINGS,
  BEGINNING OF
  PERIOD                 2,639,000     2,200,000    2,786,000   2,496,000
                        ----------    ----------   ----------  ----------
RETAINED EARNINGS,
  END OF PERIOD         $2,866,000    $2,568,000   $2,866,000  $2,568,000
                        ==========    ==========   ==========  ==========


NET INCOME PER SHARE    $     0.07    $     0.12   $     0.02  $     0.02
                        ==========    ==========   ==========  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  DURING THE PERIOD      3,037,000     3,054,000    3,033,000   3,043,000
                        ==========    ==========   ==========  ==========


                      See accompanying notes.

                      CREDO PETROLEUM CORPORATION
           Consolidated Statements of Cash Flows - Unaudited

                                                 Nine Months Ended
                                                    July  31,
                                            -------------------------
                                                1998          1997
                                            -----------   -----------
OPERATING ACTIVITIES:
 Net income                                 $   227,000   $   368,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization      552,000       450,000
  Deferred income taxes                         122,000       198,000
  Other                                          11,000        14,000
 Changes in assets and liabilities:
  Trade receivables                              10,000       (69,000)
  Accrued oil and gas sales                      30,000       (53,000)
  Accrued interest                                3,000         3,000
  Other                                           25,000           -
  Accounts payable                             (713,000)     (175,000)
  Income taxes payable                                0        (4,000)
                                            -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES       267,000       732,000
                                            -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                 (1,240,000)     (520,000)
 Purchase of certificates of deposit
  and other investments                      (1,997,000)   (1,059,000)
 Proceeds from certificates of  deposit
  and other investments                       2,656,000       844,000
 Changes in long-term assets                    (33,000)       (5,000)
                                            -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES          (614,000)     (740,000)
                                            -----------   -----------


FINANCING ACTIVITIES:
 Purchase of treasury stock                     (34,000)      (44,000)
                                            -----------   -----------

NET CASH USED BY FINANCING ACTIVITIES           (34,000)      (44,000)
                                            -----------   -----------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   (381,000)      (52,000)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                            635,000       344,000
                                            -----------   -----------

END OF PERIOD                               $   254,000   $   292,000
                                            ===========   ===========

                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
             Condition and Results of Operations
                         July 31, 1998


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At third quarter end, working capital was $2,180,000. Cash flow from operating activities before working capital changes totaled $912,000 for the nine months. Cash flow and working capital were used to fund net oil and gas property expenditures.

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

     The company's hedging decisions are based on a number of very subjective factors which include its oil and gas price outlook, futures market prices available to implement a hedge, and maintenance of historical cash and futures market price relationships. At July 31, 1998, approximately 30% of the company's estimated gas production through March 1998 was hedged at an average price of approximately $2.51 per Mcfg. Net gains and losses on hedges during the nine months ended July 31, 1998 were not significant.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

               Nine Months         Nine Months     Percent  Percent
          Ended July 31, 1998  Ended July 31, 1997  Volume   Price
          -------------------  -------------------
Product      Volume   Price    Volume     Price     Change   Change
-------      ------   -----    ------     -----     ------   ------
Gas (Mcf)   548,000   $ 2.05   416,700   $ 2.26     +31.5%   - 9.2%
Oil (bbls)   25,700   $14.31    30,200   $20.81     -14.8%   -31.3%


                Three Months      Three Months     Percent  Percent
          Ended July 31, 1998  Ended July 31, 1997  Volume   Price
          -------------------  -------------------
Product      Volume   Price    Volume     Price     Change   Change
-------      ------   -----    ------     -----     ------   ------
Gas (Mcf)   223,100   $ 2.00   128,800    $ 1.79    +73.2%   +11.9%
Oil (bbls)    9,000   $12.54     9,700    $18.65    - 7.9%   -32.8%

                Three Months      Three Months      Percent Percent
          Ended July 31, 1998  Ended April 30, 1998  Volume  Price
          -------------------  --------------------
Product      Volume   Price    Volume     Price     Change   Change
-------      ------   -----    ------     -----     ------   ------
Gas (Mcf)   223,100   $ 2.00   188,800   $ 1.96     +18.1%   + 2.1%
Oil (bbls)    9,000   $12.54     8,200   $13.94     + 8.9%   -10.1%

     Significant increases in gas production for all periods reflect
(i) sales from the recently drilled Cline #11-1 well which was placed on production during the second quarter of 1998, (ii) two recently acquired wells which were successfully re-worked and in which the company owns a 75% or greater interest, and (iii) production from the company's Tracy Federal #1 well on which stage two work is progressing to restore commercial production.

     The Cline #11-1 well is an 8,900 foot Morrow sand well located in Ellis County, Oklahoma in which the company owns a 48% working interest and is the operator. The well encountered five separate productive Morrow sand intervals but is completed naturally (without acid or fracture stimulation) in only the lower-most of the five sands. As of September 1998, the well is producing at a daily rate of approximately 1.7 million cubic feet of gas, 17 barrels of condensate and no water on a 12/64-inch choke at a flowing tubing pressure of 2,000 psi and a flowing casing pressure of 2,150 psi.

     The company has recently acquired two wells and installed a proprietary gas lift system designed by company personnel. The system is working as anticipated and has increased production from uneconomic levels to over 130 Mcfgd on each well. The company owns 75% or more of each well.

     Stage two of the previously reported work to restore commercial production on the Tracy Federal #1 well is underway and involves drying out the formation and then either re-perforating the producing formation or injecting solvent to clean out the existing perforations, and then installing a proprietary production system to assist in lifting liquids from the wellbore. The well is currently producing about 230 thousand cubic feet of gas per day and is being assisted by artificial gas injection in order to lift fluids out of the wellbore. Although management is optimistic that production from the Tracy can be re-established, there are substantial risks that the work will not successfully restore commercial production.

     The decline in oil volumes is due to normal declines, certain wells being shut-in due to low oil prices, and divestiture of a non-core waterflood property.

     The interest rate earned on short-term investments averaged approximately 5.8% for the nine month periods ended July 31, 1998 and 1997. The interest rate earned in the third quarter of 1998 did not significantly vary from the same quarter last year or the immediately preceding quarter. Current interest rates available to the company are under 6%.

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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July
31, 1997

     For the first nine months of 1998, net income was $227,000 compared to $368,000 last year. The decline primarily reflects significantly lower oil and gas prices compared to last year as is shown in the table on page 7.

     Total revenues fell 3% to $2,011,000 in the first nine months of 1998 compared to $2,081,000 last year. Oil and gas sales decreased $77,000, or 5%, to $1,493,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 9.2% to $2.05 per Mcf in 1998 compared to $2.26 last year. Oil price realizations fell 31.3% to $14.31 per barrel compared to $20.81 last year The net effect of these price declines was to reduce oil and gas sales by $282,000.
Gas volumes increased 31.5% and oil volumes declined 14.8%. The net effect of these volume changes was to increase oil and gas sales by $205,000. Oil and gas volume variances are discussed below the table on page 7. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income decreased in the current period due to a reduction in short term investments.

     Total costs and expenses were $1,662,000 in the first nine months of 1998 compared to $1,515,000 last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization expense primarily reflects increased production volumes as well as increased investments in oil and gas properties. Oil and gas production expenses remained virtually unchanged. Income taxes were provided at 35% in both periods.

Quarter Ended July 31, 1998 Compared to Quarter Ended July 31, 1997

     In the third quarter of fiscal 1998, net income was $80,000 compared to $72,000 in the same period last year.

     Total revenues increased 19% to $731,000 in the third quarter compared to $614,000 last year. Oil and gas sales increased 35.8% to $558,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 11.9% to $2.00 per Mcf compared to $1.79 last year. Oil price realizations fell 32.8% to $12.54 per barrel compared to $18.65 last year. The net effect of these price changes was to decrease oil and gas sales by $32,000. Gas volumes increased by 73.2% while oil volumes declined 7.9%. The net effect of these volume changes was to increase oil and gas sales by $179,000. Oil and gas volume variances are discussed below the table on page 7. Operating income increased as a result of additional operated wells added through drilling and acquisitions. Interest and other income decreased in the current quarter due to a reduction in short term investments.

     Total costs and expenses were $613,000 in the third quarter of 1998, compared to $504,000 last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization expense primarily reflects increased production volumes as well as increased investments in oil and gas properties. The increase in oil and gas production expenses also reflect increased production volumes as well as increased costs. Income taxes were provided at 35% in both quarters.

Quarter Ended July 31, 1998, Compared to Quarter Ended April 30, 1998

     In the third quarter of fiscal 1998, net income was $80,000 compared to $63,000 in the prior quarter.

     Total revenues increased 13.5% to $731,000 in the third quarter compared to $644,000 in the prior quarter. Oil and gas sales increased 15% to $558,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 2% to $2.00 per Mcf compared to $1.96 in the prior quarter. Oil price realizations fell 10.1% to $12.54 per barrel compared to $13.94 last quarter. The net effect of these price changes was to decrease oil and gas sales by $4,000. Gas volumes increased by 18% and oil volumes increased 9%. The net effect of these volume changes was to increase oil and gas sales by $78,000. Oil and gas volume variances are discussed below the table on page 7. Operating income decreased slightly due to certain wells being shut-in because of low oil prices. Interest and other income decreased in the current quarter due to a reduction in short term investments.

     Total costs and expenses were $613,000 in the third quarter of 1998 compared to $543,000 in the prior quarter. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Increased depreciation, depletion and amortization expense primarily reflects increased production volumes as well as increased investments in oil and gas properties. The increase in oil and gas production expenses also reflects increased production volumes as well as increased costs. Income taxes were provided at 35% in both quarters.





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 14, 1998     By:
                                   /s/ James T. Huffman
                                  -------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                              By:
                                   /s/ Alford B. Neely
                                  -------------------------
                                  Alford B. Neely
                                  Vice President
                                  and Chief Financial Officer