Form 10KSB
period 1998-10-31
CREDO PETROLEUM CORP
filed 1999-01-29
CIK 277924

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

________________________________________________________________

                           FORM 10-KSB
________________________________________________________________


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES ACT OF 1934

           For The Fiscal Year Ended October 31, 1998


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  SECURITIES EXCHANGE ACT OF 1934

    For the transition period ____________ to _____________



                   Commission File Number 0-8877


________________________________________________________________

                   CREDO PETROLEUM CORPORATION

________________________________________________________________

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

                   Common Stock, $.10 Par Value
       2,991,777 Shares Outstanding, Net of Treasury Stock,
          at the Close of Business on December 31, 1998
             (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____
                                        -----      -----

As of October 31, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was approximately
$4,041,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 1999 Annual Meeting.

                            PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ( CREDO') was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ( SECO', United' and collectively the company'), are Denver, Colorado based independent oil and gas companies which engage in oil and gas acquisition, exploration, development and production activities mostly in the Mid-Continent and Rocky Mountain regions of the United States. The company operates in eight states and has nine employees. CREDO is an active operator in the Rocky Mountain Region and in Kansas. United is an active operator doing business exclusively in Oklahoma, and SECO primarily owns royalty interests primarily in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.

The company's primary business activities are (i) oil and gas production, (ii) operation of oil and gas properties for the company's interest and for the interests of third parties, (iii) purchasing producing oil and gas properties, and (iv) exploration for and development of oil and gas reserves.


Oil and Gas Operations

Operations are conducted primarily in the Mid-Continent and Rocky Mountain regions of the United States. The company owns producing and non-producing property interests in eight states. The company's staff oversees the operations of existing properties, evaluates property acquisition opportunities and drilling prospects, and oversees drilling and completion of new wells. Operations are concentrated on shallow to medium depth properties generally ranging from 7,000 to 10,000 feet. A portion of the funds necessary for acquisition, exploration or development of properties is raised through farmouts, joint ventures, or other similar types of cost sharing arrangements. Involvement of outside participants reduces the company's return on individual successful ventures. However, it limits the company's risk from unsuccessful ventures and provides exposure to a larger volume of activities than would otherwise be possible.

The company acts as operator' of 84 wells pursuant to standard industry Operating Agreements. In addition, the company is general partner of three private limited partnerships. The
Partnerships are in the production stage of operations.


Markets and Customers

Marketing of the company's oil and gas production is influenced by many factors which are beyond the company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, changes in market prices, regulatory changes, technological advances, access to attractive foreign exploration prospects, and actions of major foreign producers.

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

During 1998, per barrel oil prices fell from the low twenty dollar range to the low teens. At December 31, 1998, inflation adjusted oil prices stood at 50 year lows according to the American Petroleum Institute. The collapse in oil prices during 1998 resulted due to a worldwide inventory glut of crude oil and refined products. The inventory glut was caused by (i) increased production from Iraq under the U.N. oil for food deal, (ii) reduced demand due to the unusually warm Winter of 1997/98 and Fall of 1998 in the U.S. and Europe, (iii) reduced demand due to the economic slow down in Asia, and (iv) continuing discovery of new oil reserves in foreign, non-OPEC countries which has been driven by new technology and greater access to high potential exploration prospects in previously restricted areas. Management cannot reasonably predict the extent or timing of oil price fluctuations.

Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in prices received by the company being subject to significant fluctuations. Prices tend to rise in peak demand periods such as fall and winter and to decline during lower demand periods. The company presently sells most of its gas through short-term contracts with terms of one year or less which are designed to obtain the best available prices and deliverabilities. Virtually all of the company's gas contracts provide for prices based on monthly spot prices for the applicable market area. These prices are reduced ( netted') by the costs of gathering and transporting the gas.

The company periodically hedges the price of a portion of its natural gas and crude oil production by forward selling in the futures markets. Information concerning hedging activities is contained under Management's Discussion and Analysis of Financial Condition and Results of Operations-Product Prices, Production and Interest Rates' on page 8 and in Note (1) to the Consolidated Financial Statements.

Information concerning the company's major customers is included in Note (5) to the Consolidated Financial Statements. The company's ability to market its oil and gas is generally not dependent on a single purchaser.

Refer to  Management's Discussion and Analysis of Financial
Condition and Results of Operations' for further information regarding oil and gas markets and prices.


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

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 1999.

No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

ITEM 2. PROPERTIES

General

Capital expenditure for oil and gas activities totaled $1,421,000 (before property sales proceeds) in 1998. During 1998, the company participated in drilling four gas wells in Oklahoma and Wyoming, purchased and sold significant interests in coal bed methane leases in Wyoming, continued to participate in installation of a waterflood in Oklahoma, and purchased producing property interests. In addition, the company participated in development of new technology to enhance recovery of natural gas reserves from mature wells in low pressure gas reservoirs. For more complete information regarding these activities, refer to
 Management's Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities'.

Capital expenditures for oil and gas activities totaled $1,350,000 (before property sales proceeds) in 1997. During 1997, the company participated in drilling three gas wells in Oklahoma and Wyoming, participated in installation of a waterflood in Oklahoma, purchased undeveloped leases in gas prone areas of Wyoming and Oklahoma, and purchased producing property interests. For more complete information regarding these activities, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities'.

Capital expenditures for oil and gas activities totaled $858,000 (before property sales proceeds) in 1996. During 1996, the company participated in drilling and new zone completions on three oil wells and three gas wells located in Oklahoma and Wyoming of which four were successful and two were dry holes. The company also expanded its producing property base by purchasing new or additional interests in 44 wells located in Oklahoma and Wyoming. These activities added nine wells to the operated properties managed by the company. Undeveloped acreage was acquired mostly in gas-prone areas of southwest Wyoming.

At October 31, 1998, approximately 75% of the value of the company's estimated reserves were concentrated in 26% of the company's producing wells. The Cline #11-1 well located in Ellis County, Oklahoma is currently the company's most significant producing property. It was drilled late in fiscal 1997 and was placed on production in February 1998. The company owns a 49% working interest and a 38% net revenue interest in the well and is the operator. From the time the well commenced production, it has accounted for approximately 23% of the company's total gas production and 3% of oil production. At October 31, 1998, 14% and 2%, respectively, of estimated natural gas and crude reserve quantities were attributed to the well. Current daily production on a 16/64ths choke is 2.0 MMcfg, 15 barrels of oil, and a slight amount of water. Because the well has a limited operating history, reserves were estimated using the volumetric method which is less precise than estimation methods which can incorporate data from a long production and reservoir pressure history. Accordingly, current reserve estimates must be viewed as being subject to possible significant revision as more data about the well becomes available.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

In 1998, 1997, and 1996, McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 62% in 1998 and 60% in both 1997 and 1996 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years. At October 31, 1998, natural gas represented 78% and crude oil represented 22% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (5) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $12.59, $19.97, and $23.96 per barrel for oil and $2.03, $2.69, and $2.39 per Mcf for gas as of October 31, 1998, 1997, and 1996, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                                Estimated Future
           Oil         Gas     Estimated Future   Net Revenues
Year      (bbls)*     (Mcf)*     Net Revenues  Discounted at 10%
----------------------------------------------------------------
1998    314,000    6,676,000     $11,385,000      $7,415,000
1997    368,000    5,868,000     $14,212,000      $8,518,000
1996    364,000    5,816,000     $14,562,000      $8,776,000

  Of 1998, 1997 and 1996 amounts, proved developed reserves were 302,000, 335,000, and 334,000 barrels of oil and 5,909,000,
  4,874,000, and 5,048,000 Mcf of gas, respectively.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.

                      1998            1997             1996
---------------------------------------------------------------
Product        Volume   Price   Volume   Price   Volume   Price
---------------------------------------------------------------
Gas (Mcf)     781,000  $ 1.98  545,000  $ 2.21  550,000  $ 1.59
Oil (bbls)     40,000  $14.10   39,000  $20.31   42,000  $19.77

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.00, $5.90, and $5.17 per barrel in 1998, 1997, and 1996, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 1998 totaled 17,400 net and 89,800 gross acres. At October 31, 1998, the company owned working interests in 50.60 net (155 gross) wells consisting of
21.77 net (50 gross) oil wells and 28.83 net (105 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 175 oil and gas wells. In 1998, the company divested of or abandoned 1.50 net (three gross) wells. In the same period, the company acquired interests in
1.07 net (four gross) wells in which it did not previously own an interest and 2.27 net (12 gross) wells where the company previously owned an interest.

Undeveloped Acreage

The following table sets forth the number of undeveloped acres which will expire during the next five fiscal years (and thereafter) unless production is established in the interim. Undeveloped acres held-by-production' represent the undeveloped portions of producing leases which will not expire until commercial production ceases. A Net Royalty Acre' is the equivalent of a 12.5% royalty or production payment interest in one net working interest acre under lease.


                                                      Working
                     Royalty Interest Acreage    Interest Acreage
-----------------------------------------------------------------
   Expiration                           Net
   Year Ending                        Royalty
   October 31         Gross      Net    Acres       Gross    Net
-----------------------------------------------------------------
     1999             7,000    7,000       100      6,600   2,000
     2000               700      700      -         5,400   1,700
     2001              -        -         -         3,700   2,000
     2002             5,300    5,300       100     12,900   1,800
     2003             3,700    3,700       100     20,000   2,900
   Thereafter         3,500    3,500      -        44,500  14,600
Held-By-Production  107,200   86,100     7,700     11,900   2,600
-----------------------------------------------------------------

                    127,400  106,300     8,000    105,000  27,600
=================================================================

The acreage in the above table is located in eight states including Oklahoma, Colorado, Wyoming, North Dakota and Utah.

Royalty and production payment interests are referred to collectively as royalty interests. In general, royalty' and production payment' interests are non-operated interests which are not burdened by costs of exploration or lease operations, while working interests' have operating rights and participate in such costs. Operating rights in leases underlying the company's royalties are held by others and, therefore, the company cannot compel exploration or development of the leases nor can it control costs of operations.

Drilling and New Zone Recompletions

The following tables set forth the number of gross and net oil and gas wells in which the company has participated in drilling or new zone recompletions and the results thereof for the periods indicated.

                            Gross Wells
----------------------------------------------------------------

Year Ended  Total Gross        Exploratory          Development
                           --------------------    -------------
October 31     Wells           Oil   Gas    Dry    Oil  Gas  Dry
----------------------------------------------------------------
  1998           4              -     3     1        -    -   -
  1997           3              -     2     -        -    1   -
  1996           6              2     1     2        -    1   -
 1978-1995     132              9    27    69       15    8   4
----------------------------------------------------------------

               145             11    33    72       15   10   4
================================================================
</Table


                            Net Wells
----------------------------------------------------------------

Year Ended   Total Net         Exploratory         Development
                           -------------------  ----------------
October 31    Wells         Oil    Gas    Dry    Oil   Gas   Dry
-----------------------------------------------------------------
   1998       1.061          -    .811   .250      -     -     -
   1997       1.250          -    .750    -        -   .500    -
   1996       1.381        .460   .472   .213      -   .235    -
 1978-1995   21.925        .941  3.751 10.480   4.350  .919 1.485
-----------------------------------------------------------------

             25.617       1.401  5.784 10.943   4.350 1.654 1.485
=================================================================

ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                             PART II.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The company's common stock is traded on the National Association of Securities Dealers Automated Quotation System under the symbol
 CRED'. Market quotations shown below were reported by the National Association of Securities Dealers, Inc. and represent prices between dealers excluding retail mark-up or commissions.

                              1998                    1997
----------------------------------------------------------------
Fiscal Quarter Ended     High      Low           High      Low
----------------------------------------------------------------
January 31              $3.50     $2.88         $2.06     $1.63
April 30                 3.00      2.28          2.13      1.75
July 31                  2.94      2.56          2.13      1.94
October 31               2.63      1.63          4.00      1.94

At December 31, 1998, the company had 4,369 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.


ITEM 6.  SELECTED FINANCIAL DATA

October 31              1998        1997       1996       1995       1994
-------------------------------------------------------------------------
Revenues         $ 2,835,000 $ 2,690,000 $2,287,000 $2,129,000 $1,931,000

Net income (loss)    328,000     439,000    260,000    251,000    150,000

Per share amounts:
  Basic and diluted     $.11        $.14       $.08       $.08       $.05

Total assets     $10,206,000 $10,546,000 $9,187,000 $8,718,000 $9,150,000

Long-term debt          -           -          -          -          -

Stockholders'
 equity            8,449,000   8,185,000  7,789,000  7,688,000  7,615,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The company's working capital and cash flow represent a significant capital resource and source of liquidity. At fiscal year-end, October 31, 1998, working capital was $2,907,000. Cash generated by operating activities totaled $1,259,000 in 1998 and funds generated from sale of undeveloped properties was $576,000. Working capital and cash flow were used primarily to fund oil and gas acquisition and development expenditures totaling $1,421,000 (before sales proceeds from undeveloped properties totaling $576,000), and to purchase 24,000 shares of treasury stock for $64,000.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 1999 operations. However, if the company were to make one or more major acquisitions during the coming year, issuance of additional stock, bank borrowings or other forms of debt financing might be considered. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year- end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can normally plan expenditures to coincide with available funds. The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company has evaluated its computer hardware and software systems for possible issues related to the year 2000. Although the company does not believe it has significant exposure related to year 2000 issues, it has developed a preemptive plan to upgrade, or replace, certain hardware and software systems, which is currently on schedule. The cost of hardware and software replacement is not expected to be material to the company's financial position or results of operations.

Product Prices, Production and Investment Returns

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

Uncertainties also exist with respect to the supply of oil available to world markets. OPEC and world events such as the Persian Gulf War and the economic downturn in Asia significantly influence world-wide supply and demand and prices for petroleum products. During 1998, per barrel oil prices fell from the low twenty dollar range to the low teens. At December 31, 1998, inflation adjusted oil prices stood at 50 year lows according to the American Petroleum Institute. The collapse in oil prices during 1998 resulted due to a worldwide inventory glut of crude oil and refined products. The inventory glut was caused by (i) increased production from Iraq under the U.N. oil for food deal,
(ii) reduced demand due to the unusually warm Winter of 1997/98 and Fall of 1998 in the U.S. and Europe, (iii) reduced demand due to the economic slow down in Asia, and (iv) continuing discovery of new oil reserves in non-OPEC countries which has been driven by new technology and greater access to high potential exploration prospects in previously restricted areas. Management cannot reasonably predict the extent or timing of oil price fluctuations.

Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has occasionally hedged product prices by forward selling a portion of its production in the NYMEX futures market. This is done when the price relationship (the basis') between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price of a product is adequate to insure reasonable returns and downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting long' positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting long' positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset to opposite moves in the other market.

During 1998 and 1997, the company hedged substantial portions of its gas production. Hedge positions in fiscal 1996 were not significant. Hedging gains and losses were immaterial in all three years.

Gas and oil sales volume and price comparisons for the indicated years ended October 31 are set forth below.

                     1998             1997             1996
-----------------------------------------------------------------
Product        Volume    Price   Volume   Price   Volume   Price
-----------------------------------------------------------------
Gas (Mcf)     781,000   $ 1.98  545,000  $ 2.21  550,000  $ 1.59
% change          +43%     -10%      -1%    +39%     +20%     -4%
Oil (bbls)     40,000   $14.10   39,000  $20.31   42,000  $19.77
% change           +3%     -31%      -7%     +3%      -7%    +20%

The average interest rate earned on certificates of deposit and certain short-term investments was approximately 5.8% in 1998, 1997, and 1996. During 1998, the company moved most of its short-term investments into managed mutual funds and highly liquid limited partnership interests. This resulted in an average 12% rate of return for FY 1998.

Oil and Gas Activities

Capital expenditure for oil and gas activities totaled $1,421,000 (before $576,000 of property sales proceeds) in 1998. During the year, the company participated for an average 27% interest in four gas wells drilled in Wyoming and Oklahoma. One gas well in which the company owns a 31% interest was completed as a field extension on the company's 2,800 gross acre Morrow sand prospect in Ellis County, Oklahoma. The company presently owns interests ranging from 31% to 98% in six wells located on this prospect.

The remaining three wells were drilled on the company's 12,000 gross acre Sheridan Coal Bed Methane prospect located in Sheridan County, Wyoming. The wells were drilled to enhance marketability of the prospect by proving the presence of natural gas entrained in coal seams which underlie the prospect. At the time the wells were drilled, the company owned 25% of the prospect and the wells. Two of the wells were cased and production tested and are shut-in awaiting connection to a pipeline being built into the area. The third well was not intended to be completed for commercial production and has been plugged. Subsequently, the company sold one-half (12.5%) of its interest in the prospect and certain other coal bed methane prospects to a larger independent oil and gas company. The sales proceeds totaled $541,000 compared to the company's cost basis of $184,000 for the leases and the wells. All sales proceeds have been recorded as a credit to oil and gas properties. Plans for additional drilling during 1999 on the Sheridan and other coal bed methane prospects are currently being evaluated, and may involve a substantial commitment of capital.

During 1998, the company continued to participate for a 20% interest in the installation of a new waterflood in Carter County, Oklahoma, and expanded its producing property base by purchasing interests in 12 wells located in Oklahoma.
Over the past 18 months, the company has participated in development of new fluid lift technology for which patents are pending. The company owns a limited term exclusive license to use the technology on its wells through February 1999, and thereafter an indefinite term non-exclusive license. The company also owns a one-third interest in the licensing entity (which holds the indefinite term exclusive license to the technology) and will thereby participate in any benefits from future licensing, rental or sale of the technology to third parties.

The technology is designed to efficiently lift fluids from wellbores using down-hole pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. Application of the technology reduces the hydrostatic pressure exerted against a producing formation when fluids build-up in a wellbore, and it increases formation permeability to gas by drying-out the formation/wellbore interface. The company believes that application of the technology to its wells will provide a cost effective, low risk and repeatable means to significantly increase its gas production and reserves. The company also believes that the technology has the potential to create significant cash flows from future licensing, rental or sale to third parties.

At October 31, 1998, the company had installed the technology on three of its gas wells. All of the applications have initially resulted in gas production rates which have equaled or exceeded the company's expectations. During fiscal 1998, the company devoted a substantial portion (approximately 40%) of both its capital budget and the time of its operations and engineering staff to development of the technology, identification and acquisition of properties which are prospects for implementation of the technology, and to installation and operation of the technology on company wells. The company anticipates equal or greater application of its resources to the technology in fiscal 1999 depending primarily on its access to good prospects for application of the technology.

Capital expenditures for oil and gas activities totaled
$1,350,000 (before property sales proceeds) in 1997.   During the
year, the company participated for an average 41% interest in three gas wells drilled in Oklahoma and Wyoming. All of the wells were successfully completed for production. In addition, the company participated for a 20% interest in installation of a new waterflood in southern Oklahoma which is in the initial stages of responding. Peak production is expected in 18 to 24 months. The company also expanded its producing property base by purchasing interests in 30 wells located in Oklahoma and Wyoming, and purchased undeveloped acreage mostly in gas-prone areas of Wyoming and Oklahoma.

During 1997, the 13,800 foot Tracy Federal #1 well ceased producing due to mechanical problems in the wellbore. The Tracy well was historically the company's largest producing property accounting for approximately 9% of production and 10% of reserves at the time it ceased production. After consultation with its independent reservoir engineer at fiscal year-end 1997, the company concluded that reserves related to the well no longer qualified as proved' reserves and wrote-off the reserves as of its fiscal October 31, 1997 year-end.

During 1998, the company successfully removed the packer from the well, cleaned out the substance plugging the perforations, and (over time) returned the well to production at a daily rate of approximately 270 to 290 Mcfg, three to four barrels of oil, and four to six barrels of water. The company intends to produce the well at that rate through the Winter of 1998/99, and then to evaluate reperforating, acidizing, and installing its proprietary fluid lift system on the well in Spring of 1999. As a result of successfully returning the well to production, 496,000 Mcfg and 6,000 barrels of oil were added to the company's proved developed reserves for the well. The company owns 79% of the well and is the operator.

The Cline #11-1 well located in Ellis County, Oklahoma is currently the company's most significant producing property. It was drilled late in fiscal 1997 and was placed on production in February 1998. The company owns a 49% working interest and a 38% net revenue interest in the well and is the operator. From the time the well commenced production, it has accounted for approximately 23% of the company's total gas production. At October 31, 1998, 14% of the company's estimated natural gas reserve quantities were attributed to the well. Current daily production on a 14.5/64ths choke is 2.0 MMcfg, 15 barrels of oil, and a slight amount of water. Because the well has a limited operating history, reserves were estimated using the volumetric method which is less precise than estimation methods which can incorporate data from a long production and reservoir pressure history. Accordingly, current reserve estimates must be viewed as being subject to possible significant change as more data about the well becomes available.

Results of Operations

In 1998, total revenues increased 5% to $2,835,000 compared to $2,690,000 in 1997. As the above oil and gas price/volume table shows, total gas price realizations, which reflect hedging transactions, decreased 10% to $1.98 per Mcf and oil price realizations fell 31% to $14.10 per barrel. The net effect of these price changes was to decrease oil and gas sales by $365,000. Hedging gains and losses were immaterial in both years. Gas volumes produced increased 43% and oil volumes produced increased 2%. The net effect of these volume changes was to increase oil and gas sales by $479,000. The increase in production resulted from new wells added during the year and at the end of last year including the Cline #11-1 well discussed above. Operating income increased 2% as a result of operated wells added through drilling and acquisitions. Investment income increased due to reallocation of, and improved performance on, certain of the company's short-term investments.

In 1997, total revenues rose 18% to $2,690,000 compared to $2,287,000 in 1996. Total gas price realizations, which reflect the effect of hedging transactions, increased 39% to $2.21 per Mcf and oil price realizations rose 3% to $20.31 per barrel. The net effect of these price changes was to increase oil and gas sales by $364,000. Hedging gains and losses were immaterial in both years. Gas volumes produced declined less than 1% and oil volumes produced declined 7%. The net effect of these volume changes was to decrease oil and gas sales by $75,000. The decline in production resulted from loss of production from the company's then largest producing well about mid-year 1997 (as discussed above) and from sale of a non-core waterflood property. The loss of gas production was substantially offset by increased production from new wells added during the year and at the end of last year. Operating income increased 9% as a result of operated wells added through drilling and acquisitions. Investment income increased due to improved performance on certain of the company's managed investments.

In 1998, total costs and expenses increased 16% to $2,329,000 compared to $2,014,000 in 1997. Depreciation, depletion and amortization ( DD&A') increased 26% compared to 1997 primarily due to a 43% increase in gas production and 2% increase in oil production quantities. Oil and gas production expenses increased 11% due to increased costs associated with new wells drilled and producing property interests purchased during fiscal 1998 and at the end of last year, and due to significant expenditures to recover production of the Tracy Federal #1 well. General and administrative expenses increased 11% primarily as a result of inflationary pressures on administrative costs. The effective tax rate was approximately 35% in both years.

In 1997, total costs and expenses increased 7% to $2,014,000 compared to $1,886,000 in 1996. Depreciation, depletion and amortization ( DD&A') increased 6% compared to 1996 due to loss of the reserves attributed to the company's then largest producing well when it ceased producing as discussed above. Oil and gas production expenses increased 11% due to a full year of operating costs associated with the interests in new wells drilled and property interests purchased during fiscal 1996, and higher production taxes as a result of the higher oil and gas revenues. General and administrative expenses increased 2% primarily as a result of inflationary pressures on administrative costs. The effective tax rate was approximately 35% in both years.


ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Consolidated Balance Sheets, October 31, 1998 and 1997

Consolidated Statements of Operations for the Three Years
 Ended October 31, 1998

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 1998

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 1998

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 1998 and 1997


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

Assets                                          1998        1997
----------------------------------------------------------------
Current assets:
  Cash and cash equivalents              $   349,000  $  635,000
  Short-term investments                   2,186,000   2,698,000
  Receivables:
    Trade                                    272,000     318,000
    Accrued oil and gas sales                272,000     324,000
    Other                                    541,000      58,000
----------------------------------------------------------------

      Total current assets                 3,620,000   4,033,000
----------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                                616,000     867,000
  Evaluated                                5,885,000   5,477,000
----------------------------------------------------------------

      Net oil and gas properties           6,501,000   6,344,000
----------------------------------------------------------------

Other, net                                    85,000     169,000
----------------------------------------------------------------

                                        $10,206,000  $10,546,000
================================================================



Liabilities and Stockholders' Equity
----------------------------------------------------------------

Current liabilities:
  Accounts payable                       $   662,000 $ 1,442,000
  Income taxes payable                        51,000      16,000
----------------------------------------------------------------

      Total current liabilities              713,000   1,458,000
----------------------------------------------------------------

Deferred income taxes, net                 1,044,000     903,000
----------------------------------------------------------------

Commitments
----------------------------------------------------------------

Stockholders' equity:
  Preferred stock, without par
   value, 5,000,000 shares
   authorized, none issued                       -          -
  Common stock, $.10 par value, 20,000,000
   shares authorized, 3,678,000
   and 3,666,000 shares issued                367,000    366,000
  Capital in excess of par value            6,235,000  6,236,000
  Retained earnings                         2,967,000  2,639,000
  Treasury stock, 648,000
   and 624,000 shares at cost              (1,120,000)(1,056,000)
----------------------------------------------------------------

      Total shareholders' equity           8,449,000   8,185,000
----------------------------------------------------------------

                                          $10,206,000 $10,546,000
================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

                               1998          1997           1996
----------------------------------------------------------------


Revenues:

  Oil and gas sales      $2,105,000    $1,992,000     $1,703,000

  Operating                 465,000       458,000        421,000

  Investment Income         265,000       240,000        163,000
----------------------------------------------------------------

                          2,835,000     2,690,000      2,287,000
----------------------------------------------------------------


Costs and expenses:

  Oil and gas production    851,000       767,000        691,000

  Depreciation, depletion
   and amortization         774,000       614,000        577,000

  General and
   administrative           704,000       633,000        618,000
----------------------------------------------------------------

                          2,329,000     2,014,000      1,886,000
----------------------------------------------------------------


Income before income taxes  506,000       676,000        401,000

Income taxes               (178,000)     (237,000)      (141,000)
----------------------------------------------------------------


Net income               $  328,000    $  439,000     $  260,000
================================================================



Basic and diluted
 income per share              $.11          $.14           $.08
================================================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 1998

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

                                 Capital In                          Total
                 Common Stock    Excess Of  Retained   Treasury  Stockholders'
               ----------------
               Shares    Amount  Par Value  Earnings     Stock       Equity
-----------------------------------------------------------------------------

Balances,
 November
 1, 1995    3,666,000 $366,000  $6,236,000 $1,940,000 $  (854,000) $7,688,000

Purchase of
 treasury
 stock           -        -           -          -       (159,000)   (159,000)

Net income       -        -           -       260,000        -        260,000

-----------------------------------------------------------------------------

Balances,
 October
 31, 1996   3,666,000  366,000   6,236,000  2,200,000  (1,013,000)  7,789,000

Purchase of
 treasury
 stock           -        -           -          -        (43,000)    (43,000)

Net income       -        -           -       439,000        -        439,000

------------------------------------------------------------------------------
Balances,
 October
 31, 1997   3,666,000  366,000   6,236,000  2,639,000  (1,056,000)  8,185,000

Shares
 issued        33,000    3,000      62,000       -           -         65,000

Shares
 received
 and canceled (21,000)  (2,000)    (63,000)      -           -        (65,000)

Purchase of
 treasury
 stock           -        -           -          -        (64,000)    (64,000)

Net income       -        -           -       328,000        -        328,000

------------------------------------------------------------------------------

Balances,
 October
 31, 1998   3,678,000 $367,000  $6,235,000 $2,967,000 $(1,120,000) $8,449,000
==============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------

                                        1998        1997        1996
--------------------------------------------------------------------

Cash flows from operating
 activities:
  Net income                     $   328,000 $   439,000 $   260,000
  Noncash expenses included in
   net income:
    Depreciation, depletion and
     amortization                    774,000     614,000     577,000
    Deferred income taxes            141,000     222,000     124,000
    Other                             16,000      13,000      14,000
  Changes in operating assets
   and liabilities:
    Proceeds from
     short-term investments        2,859,000   2,138,000   2,106,000
    Purchase of
     short-term investments       (2,347,000) (2,307,000) (2,055,000)
    Trade receivables                 46,000    (175,000)    (14,000)
    Accrued oil and gas sales         52,000     (89,000)    (66,000)
    Other current assets            (483,000)    (22,000)      4,000
    Accounts payable                (780,000)    731,000     238,000
    Income taxes payable              35,000      10,000       6,000
--------------------------------------------------------------------

Net cash provided by
 operating activities                641,000   1,574,000   1,194,000
--------------------------------------------------------------------

Cash flows from investing activities:
  Additions to oil and
   gas properties                 (1,421,000) (1,350,000)   (858,000)
  Proceeds from sale of oil
   and gas properties                576,000     114,000      41,000
  Other                              (18,000)     (4,000)     (4,000)
--------------------------------------------------------------------

Net cash used in investing
 activities                         (863,000) (1,240,000)   (821,000)
--------------------------------------------------------------------

Cash flows from financing activities:
  Purchase of treasury stock         (64,000)    (43,000)   (159,000)
--------------------------------------------------------------------

Net cash provided by (used in)
 financing activities                (64,000)    (43,000)   (159,000)
--------------------------------------------------------------------

Increase (decrease) in cash
 and cash equivalents               (286,000)    291,000     214,000

Cash and cash equivalents:
  Beginning of year                  635,000     344,000     130,000
--------------------------------------------------------------------

  End of year                    $   349,000 $   635,000 $   344,000
====================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of CREDO Petroleum Corporation and its wholly owned subsidiaries (the company'). The company engages in oil and gas acquisition, exploration, development and production activities in the United States. Certain operations are conducted through three private limited partnerships (the Partnerships') which, as general partner, the company manages and controls. The company's general and limited partner interests in the Partnerships are combined on the proportionate share basis in accordance with accepted industry practice. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts with no effect on net income. All references to years in these Notes refer to the company's fiscal October 31 year.

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments include managed mutual funds, highly liquid limited partnership interests and certificates of deposit with maturities of more than three months. Short-term investments are classified as trading' and are stated at fair value with realized and unrealized gains and losses immediately recognized. The fair market value of short-term investments approximates their cost.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled approximately $110,000 in 1998, 1997 and 1996. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the full cost ceiling', the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ( DD&A') rate per equivalent barrel produced was $4.09 in 1998, $4.07 in 1997 and $3.66 in 1996.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $316,000 and $228,000 were incurred in 1998 and 1997, respectively. During fiscal 1998, a 50% interest in certain unevaluated properties with a cost of approximately $185,000 was sold for $541,000. The proceeds reduce the net carrying value of unevaluated properties and have no impact on operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

Natural Gas and Crude Oil Price Hedging

The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or short', selling in the NYMEX futures market, and are closed by purchasing offsetting long' positions. Such hedges do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized.

At October 31, 1998, the company had hedged approximately 83% of its expected Mid-Continent natural gas production through March, 1999 (approximately 250,000 Mcfg) at an average hedge price of $2.59. Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Hedging gains and losses were immaterial in all years, and gains and losses on speculative transactions were also immaterial in all years. The unrealized gain on the company's open hedge positions at October 31, 1998 was $52,000.

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

Per Share Amounts

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company's stock for the period. The assumed exercise of stock options would increase the weighted average shares outstanding from 3,042,000 to 3,137,000 shares in 1998 and 3,049,000 to 3,076,000 in 1997. For 1996, the assumed exercise would have been anti-dilutive. The assumed conversion had no dilutive effect compared to basic earnings per share in any of the years.

Impact of New Account Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 130,
 Reporting Comprehensive Income' and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.' SFAS No. 130 established standards for reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 131 established standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. These Standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. They are not expected to have a material impact on the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

The FASB has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.' This statement is effective for all quarters of fiscal years beginning after June 15, 1999, and will be adopted by the company effective November 1, 1999. This Standard requires companies to report the fair-market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Standard is not expected to have a material impact on the company.


(2)  COMMON STOCK AND PREFERRED STOCK

During 1998 and 1997, the company acquired 24,000 and 23,000 shares of its common stock at a total cost of $64,000 and $43,000, respectively. These transactions have been recorded as treasury stock.

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

The company's 1997 Stock Option Plan (the Plan') authorizes the granting of incentive and nonqualified options to purchase shares of the company's common stock. The maximum number of shares which can be issued cannot exceed 15% of outstanding shares. The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted. The Board generally expects that option exercise prices will not be less than the fair market value of the company's stock on the grant date, and that vesting will cover two to four years. The Plan provides that upon a change in control of the company, options then outstanding will immediately vest and the company will take such actions as are necessary to make all shares subject to options immediately salable and transferable.

Options to purchase 50,000 shares of the company's common stock exercisable at $1.88, outstanding under a stock plan which expired last year, were not exercised and expired. Under the Plan, options to purchase 20,000 shares at $1.63 and 415,000 shares at $1.94 were granted during 1998 and 1997, respectively. During 1998, options to purchase 33,333 shares at $1.94 were exercised, and options to purchase 30,000 shares at $1.94 were forfeited. Options to purchase 371,667 and 415,000 shares were outstanding at October 31, 1998 and 1997, respectively, of which options to purchase 167,083 and 83,000 shares were exercisable at $1.94 per share at each of the respective fiscal year-ends. The weighted average remaining contractual life of outstanding stock options under the Plan was 3.8 years at October 31, 1998.

Under current accounting rules the company has elected not to record compensation costs for options granted to employees and directors since the exercise price is equal to the fair market value at date of grant. Had compensation cost been recorded, net income and basic and diluted per share amounts for 1998 would have been $254,000, or $.08 per share, compared to $328,000, or $.11 per share, and for 1997 would have been $420,000, or $.14 per share compared to $439,000, or $.14 per share. For the purpose of this disclosure, the fair value of each option granted was $.72 in 1998 and $.87 in 1997. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 40.0%, a risk-free interest rate of 6%, no expected dividends and an expected term of 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement effective January 1, 1996. The lease agreement requires payments of $44,000 in 1999 escalating ratably over two years to $46,000 in 2001. Total rental expense in fiscal 1998, 1997, and 1996 was approximately $42,000. The company has no capital leases and no other operating lease commitments.


(4)  INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31                 1998      1997      1996
---------------------------------------------------------------

Current                           $  36,000 $  15,000 $  17,000
Deferred                            141,000   222,000   124,000
---------------------------------------------------------------

                                  $ 177,000 $ 237,000 $ 141,000
===============================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31                 1998      1997      1996
---------------------------------------------------------------

Federal statutory income tax rate       34%       34%        34%
Effect of graduated tax rates            2         7         (4)
State income taxes                       2         2          4
Percentage depletion                    (6)       (8)         1
Other, net                               3         -          -
---------------------------------------------------------------

                                        35%       35%        35%
===============================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 1998 and 1997 are as follows:

October 31                                    1998         1997
---------------------------------------------------------------
Deferred tax assets:
  Percentage depletion carryforwards     $  198,000   $ 287,000
  Alternative minimum tax carryforwards      40,000      68,000
  Investment tax credit carryforwards          -         13,000
  Gain on property sale                     153,000        -
---------------------------------------------------------------

  Total deferred tax assets                 391,000     368,000
---------------------------------------------------------------

Deferred tax liabilities:
  Intangible drilling, leasehold and
   other exploration costs capitalized
   for financial reporting purposes but
   deducted for tax purposes             (1,343,000) (1,184,000)
  State taxes and other                     (92,000)    (87,000)
---------------------------------------------------------------

  Total gross deferred tax liabilities   (1,435,000) (1,271,000)
---------------------------------------------------------------

Net deferred tax liability              $(1,044,000) $ (903,000)
===============================================================

At October 31, 1998, the company has statutory depletion carryforwards of $610,000.


(5) SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                        1998        1997        1996
--------------------------------------------------------------
Unproved properties not
 being amortized           $   616,000 $   867,000  $   733,000
Properties being amortized  12,991,000  11,895,000   10,793,000
Accumulated depreciation,
 depletion and amortization (7,106,000) (6,418,000)  (5,890,000)
---------------------------------------------------------------

Total capitalized costs    $ 6,501,000 $ 6,344,000  $ 5,636,000
===============================================================


Acquisition, Exploration and Development Costs Incurred

Years Ended October 31            1998        1997         1996
---------------------------------------------------------------
Property acquisition costs:
  Proved                   $    14,000  $  145,000  $   303,000
  Unproved                     316,000     114,000       69,000
Exploration costs              390,000     860,000      421,000
Development costs              701,000     231,000       65,000
Sales proceeds                (576,000)   (114,000)     (41,000)
---------------------------------------------------------------
Net costs incurred         $   845,000 $ 1,236,000  $   817,000
===============================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

Major Customers and Operating Region

The company operates exclusively within the United States. Except for short-term investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Total Petroleum, Inc. 18% in 1998 and 20% in 1997; GPM Gas Corporation 14% in 1998 and 12% in 1997; and Duke Energy 20% in 1998.

Oil and Gas Reserve Data (Unaudited)

In 1998, 1997 and 1996, independent petroleum engineers estimated proved reserves for the company's significant properties which represented 60% in each year of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $12.59, $19.97 and $23.96 per barrel for oil and $2.03, $2.69 and $2.39 per Mcf for gas in 1998, 1997 and 1996,
respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1998


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.

                            1998               1997            1996
---------------------------------------------------------------------------
                    Gas(Mcf) Oil(bbls) Gas(Mcf) Oil(bbls) Gas(Mcf) Oil(bbls)
---------------------------------------------------------------------------

Proved reserves:
 Balance, November 1 5,868,000  368,000 5,816,000 364,000 5,364,000 363,000
 Revisions of
  previous estimates   346,000  (25,000) (109,000) 11,000   (96,000) 16,000
 Extensions and
  discoveries        1,000,000    7,000   462,000  32,000   302,000   4,000
 Purchases of
   reserves in place   243,000    4,000   248,000   4,000   796,000  23,000
 Sales of reserves
  in place                -        -       (4,000) (4,000)     -       -
 Production           (781,000) (40,000) (545,000)(39,000) (550,000)(42,000)
---------------------------------------------------------------------------

 Balance, October 31 6,676,000  314,000 5,868,000 368,000 5,816,000 364,000
===========================================================================

Proved developed reserves:

 Beginning
 of period           4,874,000  335,000 5,048,000 334,000 5,112,000 363,000
===========================================================================

 End of period       5,909,000  302,000 4,874,000 335,000 5,048,000 334,000
==========================================================================


The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.

                                         1998          1997         1996
------------------------------------------------------------------------
Future cash inflows              $ 17,647,000  $ 23,112,000 $ 22,609,000
Future production and
 development costs                 (6,261,000)   (8,899,000)  (8,047,000)
Future income tax expense          (1,790,000)   (1,848,000)  (1,893,000)
------------------------------------------------------------------------
Future net cash flows               9,596,000    12,365,000   12,669,000
10% discount factor                (3,346,000)   (4,953,000)  (5,068,000)
------------------------------------------------------------------------
Standardized measure of
 discounted future net cash flows $ 6,250,000  $  7,412,000 $  7,601,000
========================================================================

The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.

                                         1998          1997        1996
-----------------------------------------------------------------------
Balance, November 1               $ 7,412,000   $ 7,601,000 $ 4,173,000
Sales of oil and gas produced,
 net of production costs           (1,253,000)   (1,225,000) (1,039,000)
Net changes in prices, production
 and development costs             (2,609,000)     (328,000)  2,641,000
Extensions and discoveries, net of
 future development and production
 costs                              1,373,000       389,000     483,000
Revisions of quantity
 estimates and other                  252,000       (44,000)     87,000
Purchases of reserves in place        296,000       269,000   1,347,000
Sales of reserves in place               -          (37,000)       -
Accretion of discount                 741,000       760,000     417,000
Net change in income taxes             38,000        27,000    (508,000)
-----------------------------------------------------------------------

Balance, October 31               $ 6,250,000   $ 7,412,000 $ 7,601,000
=======================================================================

<Audit-Report>
INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES


The Board of Directors and Stockholders
 CREDO Petroleum Corporation
 Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 1998, in conformity with generally accepted accounting principles.




                              HEIN + ASSOCIATES LLP


Denver, Colorado
December 30, 1998
</Audit-Report>

                            PART III.

ITEM 9.  EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1998.

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1998.

                            PART IV.

ITEM 13.  FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND
          REPORTS ON FORM 8-K

(a)       The Index to Financial Statements is set forth under
           Item 8.

(c)       Exhibits

3(a)(i)   Articles of Incorporation of CREDO Petroleum
 & 4(a) Corporation (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(ii)  Articles of Amendment of Articles of Incorporation,
           dated March 9, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iii) Articles of Amendment of Articles of Incorporation,
           dated October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iv)  Articles of Amendment of Articles of Incorporation
           dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(v)   Articles of Amendment of Articles of Incorporation
           dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(vi)  Articles of Amendment of Articles of Incorporation
           dated April 2, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(a)(vii) Articles of Amendment of Articles of Incorporation
           dated March 25, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).

3(a)(viii)Articles of Amendment of Articles of Incorporation dated March 24, 1988 (incorporated by reference to Form 10-K dated October 31, 1989).
3(a)(ix)  Articles of Amendment to Articles of Incorporation
           dated May 11, 1990.
(b)(i)   By-Laws of CREDO Petroleum Corporation, as amended
           May 27, 1981 (incorporated by reference to Form 10-K dated October 31, 1981).
3(b)(ii)  By-Laws of CREDO Petroleum Corporation, as amended May
           27, 1981 and January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)(iii) By-Laws of CREDO Petroleum Corporation, as amended
           October 30, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).
3(b)(iv)  Amendment to Article X of CREDO Petroleum Corporation's
           By-Laws dated March 24, 1988 (incorporated by reference to the company's definitive proxy dated February 5, 1988).
4(i)      Shareholders' Rights Plan, dated April 11, 1989.
10(a)     CREDO Petroleum Corporation Non-qualified Stock Option
           Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)     CREDO Petroleum Corporation Incentive Stock Option
           Plan, dated October 2, 1981 (incorporated by reference to the company's definitive proxy statement, dated January 22, 1982).
10(b)     CREDO Petroleum Corporation 1997 Incentive Stock Option
           Plan (incorporated by reference to Form 10-K dated
           October 31, 1998).
10(c)     Model of Director and Officer Indemnification Agreement
           provided for by Article X of CREDO Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
22        CREDO Petroleum Corporation (a Colorado corporation)
           and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.

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

                        CREDO PETROLEUM CORPORATION



                        By:/s/ James T. Huffman
                           ----------------------------
                           James T. Huffman,
                           Chief Executive Officer



                        By:/s/ Alford B. Neely
                           ----------------------------
                           Alford B. Neely
                           Vice President
                           and Chief Financial Officer

Date:  January 6, 1999





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Date                Signature              Title
  ---------------  ------------------------   -------------


  January 6, 1999  /s/ William N. Beach       Director
                   ------------------------
                   William N. Beach


  January 6, 1999  /s/ Otto P. Butterly       Director
                   ------------------------
                   Otto P. Butterly


  January 6, 1999  /s/ William D. Howell      Director
                   ------------------------
                   William D. Howell


  January 6, 1999  /s/ James T. Huffman       Chairman of the
                   ------------------------
                   James T. Huffman           Board, President,
                                              Treasurer


  January 6, 1999  /s/ William F. Skewes      Director, Corporate
                   ------------------------
                   William F. Skewes          Secretary, General
                                              Counsel


  January 6, 1999  /s/ Richard B. Stevens     Director
                   ------------------------
                   Richard B. Stevens

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CREDO PETROLEUM CORPORATION



                        By:___________________________
                           James T. Huffman
                           Chief Executive Officer



                        By:___________________________
                           Alford B. Neely
                           Vice President
                           and Chief Financial Officer

Date: January 6, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Date                Signature              Title
  ---------------  ------------------------   -------------


  January 6, 1999  ________________________   Director
                   William N. Beach


  January 6, 1999  ________________________   Director
                   Otto P. Butterly


  January 6, 1999  ________________________   Director
                   William D. Howell


  January 6, 1999  ________________________   Chairman of the
                   James T. Huffman           Board, President,
                                              Treasurer


  January 6, 1999  ________________________   Director, Corporate
                   William F. Skewes          Secretary, General
                                              Counsel


  January 6, 1999  ________________________   Director
                   Richard B. Stevens