Form 10QSB
period 1999-01-31
CREDO PETROLEUM CORP
filed 1999-03-15
CIK 277924

_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

               For Quarter Ended January 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of February
28, 1999:          Common stock, $.10 par value - 2,992,000
                   Preferred stock, no par value - None issued


_________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended January 31, 1999


_________________________________________________________________


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of January 31, 1999 and October 31, 1998

Consolidated Statements of Earnings and Changes in
 Retained Earnings For the Three Month Periods Ended
 January 31, 1999 and 1998

Consolidated Statements of Cash Flows For the
 Three Month Periods Ended January 31, 1999 and 1998

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Item 5.  Other Information

             _____________________________________

The financial information furnished in this Form 10-QSB reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                       January 31,  October 31,
                                          1999         1998
                                       -----------  -----------
                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents             $   149,000 $   349,000
 Short term investments                  3,069,000   2,186,000
 Receivables:
   Trade                                   380,000     272,000
   Accrued oil and gas sales               304,000     272,000
   Other                                    35,000     541,000
                                       ----------- -----------
                                         3,937,000   3,620,000
                                       ----------- -----------

OIL AND GAS PROPERTIES, net, at cost,
 full cost method:
  Unevaluated                              639,000     616,000
  Evaluated                              5,766,000   5,885,000
                                       ----------- -----------
                                         6,405,000   6,501,000
                                       ----------- -----------

 Other, net                                 30,000      85,000
                                       ----------- -----------

                                       $10,372,000 $10,206,000
                                       =========== ===========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                         E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $   667,000 $   662,000
 Income taxes payable                       51,000      51,000
                                       ----------- -----------
                                           718,000     713,000
                                       ----------- -----------

DEFERRED INCOME TAXES                    1,126,000   1,044,000
                                       ----------- -----------

COMMITMENTS                                   -           -
                                       ----------- -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par
   value 5,000,000 shares
   authorized, none issued                    -           -
 Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,667,000 shares issued                 367,000     367,000
 Capital in excess of par value          6,235,000   6,235,000
 Retained earnings                       3,118,000   2,967,000
 Treasury stock, at cost,
   687,000 shares in 1999 and
   648,000 shares in 1998               (1,192,000) (1,120,000)
                                       ----------- -----------
                                         8,528,000   8,449,000
                                       ----------- -----------

                                       $10,372,000 $10,206,000
                                       =========== ===========

                      See accompanying notes.

                   CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                                               Three Months Ended
                                                   January 31,
                                               ------------------
                                                 1999      1998
                                               --------  --------

REVENUES:
 Oil and gas sales                           $  643,000  $ 436,000
 Operating                                      116,000    123,000
 Investment income and other                    127,000     76,000
                                             ----------  ---------
                                                886,000    635,000
                                             ----------  ---------


COSTS AND EXPENSES:
 Oil and gas production                         204,000    182,000
 Depreciation, depletion and
  amortization                                  257,000    160,000
 General and administrative                     193,000    163,000
                                             ----------  ---------
                                                654,000    505,000
                                             ----------  ---------

INCOME BEFORE
 INCOME TAXES                                   232,000    130,000

INCOME TAXES                                    (81,000)   (46,000)
                                             ----------  ---------

NET INCOME                                      151,000     84,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD                          2,967,000  2,639,000
                                             ----------  ---------

RETAINED EARNINGS,
 END OF PERIOD                               $3,118,000 $2,723,000
                                             ========== ==========


BASIC AND DILUTED INCOME PER SHARE           $     0.05 $     0.03
                                             ========== ==========


                       See accompanying notes.

                     CREDO PETROLEUM CORPORATION
          Consolidated Statements of Cash Flows - Unaudited

                                               Three Months Ended
                                                    January 31,
                                                  1999       1998
                                              ----------  ---------

OPERATING ACTIVITIES:
 Net income                                   $  151,000  $  84,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization       257,000    160,000
  Deferred income taxes                           81,000     46,000
  Other                                           (3,000)     3,000
 Changes in operating assets and liabilities:
  Proceeds from short term investments           700,000    888,000
  Purchase of short term investments          (1,578,000)  (200,000)
  Trade receivables                             (108,000)   (61,000)
  Accrued oil and gas sales                      (32,000)     3,000
  Other current assets                           506,000     24,000
  Accounts payable                                 5,000   (736,000)
  Income taxes payable                              -          -
                                               ---------   ---------

NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                         (21,000)   (211,000)
                                               ---------   ---------


INVESTING ACTIVITIES:
 Oil and gas properties, net                    (107,000)   (396,000)
 Other                                              -        (20,000)
                                               ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES           (107,000)   (416,000)
                                               ---------   ---------


FINANCING ACTIVITIES:
 Purchase of treasury stock                      (72,000)       -
                                               ---------   ---------

NET CASH USED BY FINANCING ACTIVITIES            (72,000)       -
                                               ---------   ---------


INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                      (200,000)   (205,000)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF PERIOD                             349,000     635,000
                                               ---------   ---------

 END OF PERIOD                                 $ 149,000   $ 430,000
                                               =========   =========

                        See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         January 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

    The company's working capital and cash flow represent a significant capital resource and source of liquidity.
At January 31, 1999, working capital was $3,218,000. Cash flow from operating activities before working capital changes totaled $486,000 for the three months. Cash flow and working capital were used to fund net oil and gas property expenditures and purchases of short term investments and treasury stock.

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

    At January 31, 1999, the company had hedged approximately
80% of its expected natural gas production through August, 1999, approximately 420,000 Mcfg, (thousand cubic feet gas) at an average hedge price of $2.16. Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Hedging gains were approximately $100,000 and $32,000 for the three months ended January 31, 1999 and October 31, 1998, and gains and losses on speculative transactions were immaterial in all periods. The unrealized gain on the company's open hedge positions at January 31, 1999 was $130,000.

    Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                Three Months           Three Months
         Ended January 31, 1999  Ended January 31, 1998  Percent   Percent
         ----------------------  ----------------------  Volume     Price
Product     Volume   Price        Volume        Price    Change    Change
-------    -------  -------      --------      -------   -------   -------
Gas (Mcf)  237,600  $ 2.32(1)    138,100       $ 2.14    + 72.0%   + 8.6%
Oil (bbls)   8,200  $11.29         8,600       $16.52    -  4.0%   -31.7%

                Three Months           Three Months
         Ended January 31, 1999  Ended October 31, 1998  Percent   Percent
         ----------------------  ----------------------  Volume     Price
Product     Volume   Price        Volume        Price    Change    Change
-------    -------  -------      -------       -------   -------   -------
Gas (Mcf)  237,600  $ 2.32(1)    233,500       $ 1.81    + 1.8%    +28.2%
Oil (bbls)   8,200  $11.29         9,100(2)    $12.65    - 9.9%    -10.8%

(1) Includes $.42 Mcf hedging gain.
(2) For comparative purposes, excludes 5,200 barrels of oil from the S.E. Hewitt waterflood project which were deferred
   (together with all revenues and costs) during the initial stages of the project when it was classified as an unevaluated property. These barrels were recognized in the fourth quarter of 1998 when the project was transferred to evaluated properties.

    Significant increases in gas production compared to prior year reflect (i) sales from the wells placed on production during 1998, (ii) three wells on which the company's new fluid lift technology was installed during the last year and in which the company owns a 75% or greater interest, and (iii) production from the company's Tracy Federal #1 well which has been returned to commercial production.

    Over the past 18-24 months, the company has participated in development of new fluid lift technology for which patents are pending. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. At January 31, 1999, the company has installed the technology on four of its gas wells. All of the applications have initially resulted in gas production rates which have equaled or exceed the company's expectations. The U.S. Patent Office has indicated that the patent application for the technology has been allowed, and the patent will issue shortly.

    During 1998 the company successfully returned the Tracy Federal #1 well to production at a daily rate of approximately 300 Mcfg, three to four barrels of oil and four to six barrels of water. The company intends to produce the well at that rate through the winter of 1998/99, and then to evaluate installing its proprietary fluid lift system on the well in the spring of 1999.

    The decline in oil volumes is due to normal declines and certain wells being shut-in due to low oil prices.

    Investment and other income increased due to increased investment levels and improved performance on certain of the company's short term investments.

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

RESULTS OF OPERATIONS

Quarter Ended January 31, 1999 Compared to Quarter Ended
January 31, 1998

    In the first quarter of fiscal 1999, net income was $151,000 compared to $84,000 in the same period last year. The increase reflects significantly higher natural gas production in the current quarter compared to the year ago period, due primarily to the Cline #11-1 and return of the Tracy Federal #1 to commercial production levels.

    Total revenues increased 40% to $886,000 in the first quarter of 1999 compared to $635,000 in the same period last year. Oil and gas sales increased $207,000, or 47%, to $643,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 4% to $2.32 per Mcf compared to $2.24 last year. Hedging transaction added $.42 per Mcf, or 22%, to first quarter 1999 price realizations. Net wellhead prices for gas fell 15% to $1.90 per Mcf compared to $2.24 last year. Net wellhead oil price realizations plummeted 32% to $11.29 per barrel compared to $16.52 per barrel last year. The net effect of these price changes was to reduce oil and gas sales by $19,000. Gas volumes increased 72% and oil volumes declined 5%. The net effect of volume changes was to increase oil and gas sales by $226,000. Operating income declined due to certain wells being shut-in due to low prices. Investment income increased due to higher levels of investment and improved performance of professionally managed investments.

    Total costs and expenses were $654,000 in the first quarter of 1999, compared to $505,000 in the same period last year. General and administrative expenses increased due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased due to significantly higher gas production levels and the accelerated write-off of the remaining value of certain operating rights. The increase in oil and gas production expenses principally reflects costs associated with higher production levels and timing of workovers and repairs. Income taxes were provided at 35% in both quarters.

Quarter Ended January 31, 1999 Compared to Quarter Ended
October 31, 1998

    In the first quarter of fiscal 1999, net income was $151,000 compared to $101,000 in the prior quarter.

      Total revenues increased 8% to $886,000 in the first quarter compared to $824,000 in the prior quarter. Oil and gas sales increased 5% to $643,000. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 28% to $2.32 per Mcf compared to $1.81 last quarter. Hedging transactions added $.42, or 22%, to first quarter 1999 price realizations. Net wellhead prices for gas rose 5% to $1.90 per Mcf compared to $1.81 last quarter. Oil price realizations fell 11% to $11.29 per barrel compared to $12.65 in the prior quarter. The net effect of these price changes was to increase oil and gas sales by $108,000. Gas volumes increased 2% and oil volumes (excluding the S.E. Hewitt waterflood project -- see Note (2) to table on page 7) declined 10%. The net effect of these volume changes was immaterial. The effect of the S.E. Hewitt waterflood project was an $81,000 reduction in oil revenue in the first quarter of 1999 compared to the fourth quarter of 1998. Operating income remained virtually unchanged. Investment income increased due to improved performance on certain professionally managed investments.

      Total costs and expenses were $654,000 in the first quarter of 1999 compared to $667,000 in the immediately preceding quarter. General and administrative expense was substantially the same in the two quarters. Depreciation, depletion and amortization increased approximately $35,000 due to the accelerated write off of the remaining value of certain operating rights. The change in oil and gas production costs (excluding the S.E. Hewitt waterflood project -- see Note (2) to the table on page 7) was immaterial between the periods. The effect of the S.E. Hewitt waterflood project was a $54,000 reduction in oil and gas production costs in the first quarter of 1999 compared to the
fourth quarter of 1998.   Income taxes were provided at 35% in
both quarters.

                             PART II

ITEM 5.     OTHER INFORMATION

                  AMENDMENT TO RIGHTS AGREEMENT
                    Dated as of April 11, 1989
             Between CREDO Petroleum Corporation and
            American Securities Transfer, Incorporated
                          as Rights Agent

      Whereas, the Board of Directors ( Board') of CREDO Petroleum Corporation ( Company') believes that an effective shareholder rights plan is in the best interest of the Company's shareholders, and

      Whereas, the Company currently has an effective shareholder rights plan known as the RIGHTS AGREEMENT DATED AS OF
APRIL 11, 1989 BETWEEN CREDO PETROLEUM CORPORATION AND AMERICAN
SECURITIES TRANSFER, INCORPORATED AS RIGHTS AGENT ( Agreement'), and

      Whereas, Section 7.(a). of the Agreement provides that the Final Expiration Date of the Rights is April 28, 1999, and

      Whereas, the Board has considered the merits of extending or re-adopting the Rights Agreement and, through the Company's management, has discussed the matter with the Company's legal counsel, Davis, Graham and Stubbs, and

      Whereas, the Board has fully reconsidered the merits of the Company having an effective shareholder rights plan including information contained by certain recent studies of effective shareholder rights plans, and

      Whereas, the Board has concluded that the provisions of the Agreement continue to be applicable and proper, and

      Whereas, the Board has concluded that it is in the best interest of the shareholders of the Company to extend the term of the Rights,

      Now Therefore, the Agreement is amended as follows:

     1.     Section 7.a. of the RIGHTS AGREEMENT DATED AS OF
            APRIL 11, 1989 BETWEEN CREDO PETROLEUM CORPORATION
            AND AMERICAN SECURITIES TRANSFER, INCORPORATED AS
            RIGHTS AGENT is deleted in its entirety.

     2.     The following is added to Section 7.a. of the RIGHTS
            AGREEMENT DATED AS OF APRIL 11, 1989 BETWEEN CREDO
            PETROLEUM CORPORATION AND AMERICAN SECURITIES
            TRANSFER, INCORPORATED AS RIGHTS AGENT:

             The registered holder of any Right Certificate may
            exercise the Rights evidenced thereby (except as otherwise provided herein) in whole or in part at any time after the Distribution Date upon surrender of the Right Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent at the shareholder services office of the Rights Agent, together with payment of the Purchase Price for each one one-hundredth of a Preferred Share as to which the Rights are exercised, at or prior to the earlier of
            (i) the close of business on April 28, 2009 (the
             Final Expiration Date'), or (ii) the time at which
            the Rights are redeemed as provided in Section 23 hereof (the Redemption Date').'

     3.     The effective date of this Amendment is
            February 24, 1999.

     WITNESS, the signatures of the proper officers of the Company and its corporate seal.


ATTEST:                      CREDO PETROLEUM CORPORATION


 /s/ Alford B. Neely         By:  /s/ James T. Huffman
------------------------         -------------------------
Alford B. Neely                   James T. Huffman
Secretary                         President


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 12, 1999        By:  /s/ James T. Huffman
                                 -------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                             By:  /s/ Alford B. Neely
                                 --------------------------
                                  Alford B. Neely
                                  Vice President and
                                  Chief Financial Officer