Form 10QSB
period 1999-04-30
CREDO PETROLEUM CORP
filed 1999-06-15
CIK 277924

_______________________________________________________________


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                 For Quarter Ended April 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
May 31, 1999:        Common stock, $.10 par value - 2,979,000
                     Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended April 30, 1999

_______________________________________________________________


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of April 30, 1999 and October 31, 1998

Consolidated Statements of Earnings and Changes in Retained
 Earnings For the Six and Three Month Periods Ended
 April 30, 1999 and 1998

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended April 30, 1999 and 1998

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable

_______________________________________________________________

The financial information furnished in this Form 10-QSB reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                        April 30,    October 31,
                                           1999          1998
                                       ----------   -----------
                                       (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents             $   149,000  $   349,000
 Short term investments                  3,086,000    2,186,000
 Receivables:
   Trade                                   354,000      272,000
   Accrued oil and gas sales               269,000      272,000
   Other                                    36,000      541,000
                                       -----------  -----------
                                         3,894,000    3,620,000
                                       -----------  -----------

OIL AND GAS PROPERTIES, net, at cost, full cost method:
 Unevaluated                               674,000      616,000
 Evaluated                               5,674,000    5,885,000
                                       -----------  -----------
                                         6,348,000    6,501,000
                                       -----------  -----------

OTHER, net                                  27,000       85,000
                                       -----------  -----------

                                       $10,269,000  $10,206,000
                                       ===========  ===========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                       E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $   363,000  $   662,000
 Income taxes payable                       51,000       51,000
                                       -----------  -----------
                                           414,000      713,000
                                       -----------  -----------

DEFERRED INCOME TAXES                    1,204,000    1,044,000
                                       -----------  -----------

COMMITMENTS                                   -            -
                                       -----------  -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value
   5,000,000 shares authorized,
   none issued                                -            -
 Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,667,000 shares issued                 367,000      367,000
 Capital in excess of par value          6,235,000    6,235,000
 Retained earnings                       3,263,000    2,967,000
 Treasury stock, at cost,
   699,000 shares in 1999 and
   648,000 shares in 1998               (1,214,000)  (1,120,000)
                                       -----------  -----------
                                         8,651,000    8,449,000
                                       -----------  -----------

                                       $10,269,000  $10,206,000
                                       ===========  ===========

                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                      Six Months   Six Months    Quarter    Quarter
                         Ended        Ended       Ended      Ended
                       April 30,    April 30,   April 30,   April 30,
                         1999         1998        1999        1998
                     -----------  -----------  ----------  ----------
REVENUES:
 Oil and gas sales   $ 1,245,000  $   920,000  $  602,000  $  484,000
 Operating               217,000      239,000     101,000     116,000
 Investment income
  and other              245,000      120,000     118,000      44,000
                     -----------  -----------  ----------  ----------
                       1,707,000    1,279,000     821,000     644,000
                     -----------  -----------  ----------  ----------

COSTS AND EXPENSES:
 Oil and gas
  production             381,000      364,000     177,000     182,000
 Depreciation,
  depletion and
  amortization           481,000      350,000     224,000     190,000
 General and
  administrative         389,000      334,000     196,000     171,000
                     -----------  -----------  ----------  ----------
                       1,251,000    1,048,000     597,000     543,000
                     -----------  -----------  ----------  ----------

INCOME BEFORE
 INCOME TAXES            456,000      231,000     224,000     101,000

INCOME TAXES            (160,000)     (84,000)    (79,000)    (38,000)
                     -----------  -----------  ----------  ----------

NET INCOME               296,000      147,000     145,000      63,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD   2,967,000    2,639,000   3,118,000   2,723,000
                     -----------  -----------  ----------  ----------

RETAINED EARNINGS,
 END OF PERIOD       $ 3,263,000  $ 2,786,000  $3,263,000  $2,786,000
                     ===========  ===========  ==========  ==========


BASIC AND DILUTED
 NET INCOME
 PER SHARE           $       .10  $       .05  $      .05  $      .02
                     ===========  ===========  ==========  ==========


                        See accompanying notes.

                     CREDO PETROLEUM CORPORATION
          Consolidated Statements of Cash Flows - Unaudited

                                                  Six Months Ended
                                                      April 30,
                                             ------------------------
                                                 1999         1998
                                             -----------  -----------

OPERATING ACTIVITIES:
 Net income                                  $   296,000  $   147,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization       481,000      350,000
  Deferred income taxes                          160,000       84,000
  Other                                            4,000        6,000
 Changes in operating assets and liabilities:
  Proceeds from short term investments           850,000    1,884,000
  Purchase of short term investments          (1,750,000)  (1,191,000)
  Trade receivables                              (82,000)     (21,000)
  Accrued oil and gas sales                        3,000       35,000
  Accrued interest                                  -           2,000
  Other                                          505,000       24,000
  Accounts payable                              (299,000)    (851,000)
                                             -----------  -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                            168,000      469,000
                                             -----------  -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                    (274,000)    (906,000)
 Changes in long-term assets                        -         (25,000)
                                             -----------  -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                           (274,000)    (931,000)
                                             -----------   ----------


FINANCING ACTIVITIES:
 Purchase of treasury stock                      (94,000)     (21,000)
                                             -----------   ----------

NET CASH USED BY FINANCING ACTIVITIES            (94,000)     (21,000)
                                             -----------   ----------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (200,000)    (483,000)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                             349,000      635,000
                                             -----------  -----------

 End of Period                               $   149,000  $   152,000
                                             ===========  ===========


                      See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         April 30, 1999


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At second quarter end, working capital was $3,480,000, up 20% from the fiscal year ended October 31, 1998. Cash flow from operating activities before working capital changes totaled $941,000 for the six months, up 60% from the same period last year. Cash flow was used to fund net oil and gas property expenditures totaling $274,000 and purchases of treasury stock costing $94,000. Excess cash flow is reflected in the increase in working capital.

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

PRODUCT PRICES, PRODUCTION AND OPERATIONS

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

     Uncertainties also exist with respect to the supply of oil available to world markets. OPEC and other major foreign producers exercise considerable influence over the worldwide oil supply which in turn affects prices for petroleum products.

     Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or short, selling in the NYMEX futures market, and are closed by purchasing offsetting long positions. Such hedges do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed and gains or losses recognized for financial reporting purposes as related production occurs. However, hedges may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized.

     The company's present natural gas hedge spanned fiscal 1998 and 1999, covering the months of July 1998 through October 1999. At April 30, 1999, the remaining portion of the hedge totaled 400,000 Mcfg (thousand cubic feet gas) at an average price of $2.04 per Mcf and represented approximately 71% of expected natural gas production for the months of May through October 1999.

     Hedging gains, included in oil gas income, were approximately $102,000 and $100,000 for the quarters ended
April 30 and January 31, 1999, respectively, and were approximately $202,000 for the six months ended April 30, 1999. At April 30, 1999, hedging losses related to futures contract months beyond second quarter end (May through October) have been deferred and will be recognized as the related production occurs. These losses totaled $110,000 of which $25,000 are realized and $85,000 are unrealized. Beginning in May 1999, natural gas prices rose sharply above the company's $2.04 average hedge price as fundamentals have steadily improved. Accordingly, the company expects to realize a loss on the remaining portion of the hedge. Hedged positions and hedging gains and losses during the comparable periods in the prior year were not significant.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

           Six Months Ended     Six Months Ended
            April 30, 1999       April 30, 1998     Percent  Percent
           ----------------     ----------------     Volume   Price
Product      Volume   Price      Volume   Price      Change   Change
-------      ------   -----      ------   -----     -------  -------
Gas (Mcf)   453,500  $ 2.23(1)  324,300  $ 2.12       + 40%    +  5%
Oil (bbls)   19,400  $12.11      17,700  $14.46       + 10%    - 16%

           Three Months Ended   Three Months Ended
             April 30, 1999       April 30, 1998    Percent  Percent
           ------------------   ------------------   Volume   Price
Product      Volume   Price      Volume   Price      Change   Change
-------      ------   -----      ------   -----     -------  -------
Gas (Mcf)   215,900  $ 2.12(2)  188,800  $ 1.96       + 14%    +  8%
Oil (bbls)   11,200  $12.89       8,200  $13.94       + 37%    -  8%

           Three Months Ended   Three Months Ended
             April 30, 1999      January 31, 1999   Percent  Percent
           ------------------   ------------------   Volume   Price
Product      Volume    Price     Volume   Price      Change   Change
-------      ------    -----     ------   -----     -------  -------
Gas (Mcf)   215,900  $ 2.12(2)  237,600  $ 2.32(3)    -  9%    -  9%
Oil (bbls)   11,200  $12.89       8,200  $11.29       + 37%    + 14%

(1) Includes $.45 Mcf hedging gain.
(2) Includes $.47 Mcf hedging gain.
(3) Includes $.42 Mcf hedging gain.

     Significant increases in gas production compared to prior year reflect (i) sales from new wells placed on production during 1998, (ii) three wells on which the company's new fluid lift technology was installed during the last year and in which the company owns a 75% or greater interest, and (iii) production from the company's 13,000 foot Tracy Federal #1 well which has been returned to commercial production. The increase in oil volumes is principally due to production from the S.E. Hewitt waterflood project for which operating results were deferred during the prior year, and from sales of oil from certain wells whose production was previously withheld due to low oil prices.

     The Cline #11-1 well is the company's largest producing property. The company owns 49% of the well and is the operator. During the first half of 1999, the well accounted for approximately 28% of the company's total gas production and about 14% of the company's estimated proved gas reserve quantities. Since being placed on production in February 1998, the well has produced at the rate expected by the company of 1.5 to 2.1 Mcfgd (depending on choke size) and minor amounts of oil and water. However, measured surface casing pressures have been declining at a higher rate than expected possibly indicating that the reservoir is smaller than originally anticipated. Because the well has a limited operating history, reserve estimates are based on very limited data and are less precise than reserve estimates for wells with an extended production history. The company believes that it was conservative in making its original reserves estimates for the well, and that, despite the more rapid than expected pressure declines those estimates continue to be reasonable. However, current reserves estimates must be viewed as being subject to change (possibly significant) as more data about the well becomes available.

     Over the past 18-24 months, the company has participated in development of new fluid lift technology. The U.S. Patent Office has indicated that the patent application for the technology has been allowed, and the patent will issue shortly. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. At April 30, 1999, the company has installed the technology on four of its gas wells. All of the applications have initially resulted in gas production rates which have equaled or exceeded the company's expectations. Installation is currently in process on a fifth well.

     The Tracy Federal #1 well continues to produce at a daily rate of approximately 310 Mcfg, four to five barrels of oil and four to six barrels of water. The company intends to produce the well at this rate and to evaluate installing its proprietary fluid lift system on the well during 1999.

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

RESULTS OF OPERATIONS

Six Months Ended April 30, 1999 Compared to Six Months Ended
April 30, 1998

     For the first half of 1999, net income increased 101% to $296,000 compared to $147,000 for the same period last year. The increase primarily reflects significantly higher natural gas production levels compared to the year ago period, due primarily to the new Cline #11-1 well and return of the Tracy Federal #1 to commercial production levels.

     Total revenues increased 33% to $1,707,000 in the first half of 1999 compared to $1,279,000 last year. Oil and gas sales increased $325,000, or 35%, to $1,245,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 5% to $2.23 per Mcf compared to $2.12 last year. Hedging transactions added $.45 per Mcf, or 25%, to the first half 1999 price realizations. Net wellhead prices for gas fell 16% to $1.78 per Mcf compared to $2.12 last year. Net wellhead oil price realizations declined 16% to $12.11 per barrel compared to $14.46 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $16,000. Gas volumes increased 40% and oil volumes increased 10%. The net effect of volume changes was to increase oil and gas sales by $309,000. Operating income declined 9% due to certain wells being shut-in due to low oil prices. Investment income increased 104% due to higher levels of investment and improved performance of professionally managed investments.

     Total costs and expenses were $1,251,000 in the first half of 1999, compared to $1,048,000 last year. General and administrative expenses increased 16% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased 37% due to significantly higher (40%) gas production levels and the accelerated write-off of the remaining value of certain operating rights. The
5% increase in oil and gas production expenses primarily reflect costs associated with higher production levels and timing of workovers and repairs. Income taxes were provided at 35% in both periods.

Quarter Ended April 30, 1999 Compared to Quarter Ended
April 30, 1998

     Net income for the quarter ended April 30, 1999 increased
130% to $145,000 compared to $63,000 for the same quarter last year.

     Total revenues increased 27% to $821,000 in the second quarter of 1999 compared to $644,000 last year. Oil and gas sales increased 24% to $602,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 8% to $2.12 per Mcf compared to $1.96 last year. Hedging transactions added $.47 per Mcf, or 28%, to second quarter 1999 price realizations. Net wellhead prices for gas fell 16% to $1.65 per Mcf compared to $1.96 last year. Net wellhead oil price realizations declined 8% to $12.89 per barrel compared to $13.94 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $22,000. Gas volumes increased 14% and oil volumes increased 37%. The net effect of volume changes was to increase oil and gas sales by $96,000. Operating income declined 13% due to certain wells being shut-in due to low oil prices. Investment income increased 168% due to higher levels of investment and improved performance of professionally managed investments.

     Total costs and expenses were $597,000 in the second quarter of 1999, compared to $543,000 last year. General and administrative expenses increased 15% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased 18% due to significantly higher (19%) gas and oil production. The 3% decrease in oil and gas production expenses principally reflects costs associated with timing of workovers and repairs. Income taxes were provided at 35% in both quarters.

Quarter Ended April 30, 1999, Compared to Quarter Ended
January 31, 1998

     In the second quarter of fiscal 1999, net income declined slightly to $145,000 compared to $151,000 in the prior quarter.

     Total revenues declined 7% to $821,000 in the second quarter of 1999 compared to $886,000 in the prior quarter. Oil and gas sales declined 6% to $602,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations declined 9% to $2.12 per Mcf compared to $2.32 last quarter. Hedging transactions added $.47 per Mcf, or 28%, to second quarter 1999 price realizations. Net wellhead prices for gas fell 13% to $1.65 per Mcf compared to $1.90 last quarter. Net wellhead oil price realizations increased 14% to $12.89 per barrel compared to $11.29 last quarter. The net effect of these price changes and hedging transactions was to decrease oil and gas sales $36,000. Gas volumes declined 9% and oil volumes increased 37%. The net effect of volume changes was to decrease oil and gas sales by $5,000. Operating income declined 13% due to certain wells being shut-in due to low oil prices. Investment income decreased slightly.

     Total costs and expenses were $597,000 in the second quarter of 1999, compared to $654,000 last quarter. Depreciation, depletion and amortization decreased 13% due to lower natural gas production in the second quarter and the charge for accelerated write off of the remaining value of certain operating rights in the first quarter. The 13% decrease in oil and gas production expenses principally reflects costs associated with timing of workovers and repairs. General and administrative expenses remained virtually unchanged between quarters. Income taxes were provided at 35% in both quarters.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 14, 1999        By:  /s/ James T. Huffman
                                -------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                            By:  /s/ Alford B. Neely
                                -------------------------
                                  Alford B. Neely
                                  Vice President
                                  and Chief Financial Officer