Form 10QSB
period 1999-07-31
CREDO PETROLEUM CORP
filed 1999-09-15
CIK 277924

________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For Quarter Ended July 31, 1999

                  Commission File Number 0-8877



                   CREDO PETROLEUM CORPORATION



          Colorado                           84-0772991
   (State of Incorporation)        (IRS Employer Identification)

   1801 Broadway, Suite 900                     80202
      Denver, Colorado                       (Zip Code)
(Address of principal executive office)

                          303-297-2200
                       (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        _____      ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
August 31, 1999:    Common stock, $.10 par value - 2,979,000
                    Preferred stock, no par value - None issued

________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                  For Quarter Ended July 31, 1999


_________________________________________________________________


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of July 31, 1999 and October 31, 1998

Consolidated Statements of Earnings and Changes in  Retained
 Earnings For the Nine and Three Month Periods Ended
 July 31, 1999 and 1998

Consolidated Statements of Cash Flows
 For the Nine Month Periods Ended July 31, 1999 and 1998

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

                  CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                          A S S E T S

                                          July 31,   October 31,
                                           1999        1998
                                        ----------   ---------
                                       (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents             $   315,000  $   349,000
 Short term investments                  3,165,000    2,186,000
 Receivables:
 Trade                                     341,000      272,000
   Accrued oil and gas sales               320,000      272,000
   Other                                    35,000      541,000
                                       -----------  -----------
                                         4,176,000    3,620,000
                                       -----------  -----------
OIL AND GAS PROPERTIES, net, at cost, full cost method:
 Unevaluated                               679,000      616,000
 Evaluated                               5,698,000    5,885,000
                                       -----------  -----------
                                         6,377,000    6,501,000
                                       -----------  -----------

OTHER, net                                  37,000       85,000
                                       -----------  -----------
                                       $10,590,000  $10,206,000
                                       ===========  ===========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                          E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $   529,000  $   662,000
 Income taxes payable                       51,000       51,000
                                       -----------  -----------
                                           580,000      713,000
                                       -----------  -----------

DEFERRED INCOME TAXES                    1,258,000    1,044,000
                                       -----------  -----------

COMMITMENTS                            -----------  -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value
  5,000,000 shares authorized,
  none issued                                 -            -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,667,000 shares issued                  367,000      367,000
 Capital in excess of par value          6,235,000    6,235,000
 Retained earnings                       3,365,000    2,967,000
 Treasury stock, at cost,
  699,000 shares in 1999 and
  648,000 shares in 1998                (1,215,000)  (1,120,000)
                                       -----------  -----------
                                         8,752,000    8,449,000
                                       -----------  -----------

                                       $10,590,000  $10,206,000
                                       ===========  ===========


                     See accompanying notes.

                     CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                 Retained Earnings - Unaudited


                    Nine Months  Nine Months  Quarter     Quarter
                      Ended        Ended       Ended        Ended
                     July 31,     July 31,    July 31,    July 31,
                       1999         1998         1999       1998
                    ----------  ----------   ----------  ----------
REVENUES:
 Oil and gas sales  $1,799,000  $1,493,000   $  554,000  $  558,000
 Operating             322,000     353,000      105,000     115,000
 Investment income
  and other            296,000     165,000       51,000      58,000
                    ----------  ----------   ----------  ----------
                     2,417,000   2,011,000      710,000     731,000
                    ----------  ----------   ----------  ----------

COSTS AND EXPENSES:
 Oil and gas
  production           591,000     592,000      210,000     228,000
 Depreciation,
  depletion and
  amortization         664,000     552,000      183,000     202,000
 General and
  administrative       550,000     518,000      161,000     183,000
                    ----------  ----------   ----------  ----------
                     1,805,000   1,662,000      554,000     613,000
                    ----------  ----------   ----------  ----------

INCOME BEFORE
 INCOME TAXES          612,000     349,000      156,000     118,000

INCOME TAXES          (214,000)   (122,000)     (54,000)    (38,000)
                    ----------  ----------   ----------  ----------

NET INCOME             398,000     227,000      102,000      80,000

RETAINED EARNINGS,
 BEGINNING OF
  PERIOD             2,967,000   2,639,000    3,263,000    2,786,000
                    ----------  ----------   ----------  ----------

RETAINED EARNINGS,
 END OF PERIOD       3,365,000   2,866,000   $3,365,000   $2,866,000
                    ==========  ==========   ==========   ==========

BASIC AND DILUTED
 NET INCOME
  PER SHARE         $      .13  $      .07  $       .03   $      .02
                    ==========  ==========   ==========   ==========


                       See accompanying notes.


                       CREDO PETROLEUM CORPORATION
          Consolidated Statements of Cash Flows - Unaudited

                                                 Nine Months Ended
                                                      July 31,
                                               ----------------------
                                                  1999        1998
                                               ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $  398,000  $  227,000
 Non-cash expenses included in net income:
  Depreciation, depletion and amortizatio         664,000     552,000
  Deferred income taxes                           214,000     122,000
  Other                                             9,000      11,000
 Changes in operating assets and liabilities:
  Proceeds from short term investments          1,906,000   2,656,000
  Purchase of short term investments           (2,885,000) (1,997,000)
  Trade receivables                               (69,000)     10,000
  Accrued oil and gas sales                       (48,000)     30,000
  Accrued interest                                   -          3,000
  Other                                           506,000      25,000
  Accounts payable                               (133,000)   (713,000)
                                               ----------  ----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             562,000     926,000
                                               ----------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties, net                     (486,000) (1,240,000)
 Changes in long-term assets                      (15,000)    (33,000)
                                              -----------  ----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                           (501,000) (1,273,000)
                                              ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                      (95,000)    (34,000)
                                              -----------  ----------

NET CASH USED BY FINANCING ACTIVITIES            (95,000)    (34,000)
                                              -----------  ----------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     (34,000)   (381,000)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                             349,000     635,000
                                              ----------  ----------

 End of Period                                $  315,000  $  254,000
                                              ==========  ===========


                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations
                         July 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At third quarter end, working capital was $3,596,000, up 24% from the fiscal year ended October 31, 1998. Cash flow from operating activities before working capital changes totaled $1,285,000 for the nine months, up 41% from the same period last year. Cash flow was used to fund net oil and gas property expenditures totaling $486,000 and purchases of treasury stock costing $95,000. Excess cash flow is reflected in the increase in working capital.

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

     Hedging gains, included in oil and gas income, for the nine months ended July 31, 1999 were approximately $167,000. Hedging losses were approximately $35,000 for the quarter ended
July 31, 1999, and hedging gains were approximately $102,000 for the quarter end April 30, 1999. Hedging gains and losses were not material in the comparable prior year periods. Due to strengthening natural gas fundamentals and resulting substantially stronger natural gas prices, at July 31, 1999, the company had closed its entire natural gas hedge which included the fourth fiscal quarter of 1999. Realized hedging losses totaled approximately $51,000 for the futures contract months of August, September and October of 1999 and will be recognized for financial purposes in the fourth fiscal quarter of 1999.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                Nine Months           Nine Months       Percent Percent
            Ended July 31, 1999   Ended July 31, 1998   Volume   Price
            -------------------   --------------------
Product      Volume     Price      Volume    Price      Change   Change
-------      ------     -----      ------    -----      ------   ------
Gas (Mcf)    650,900  $  2.12(1)   548,000  $ 2.05       +19%    + 3%
Oil (bbls)    29,400  $ 14.21       25,700  $14.31       +14%    - 1%

                Three Months          Three Months      Percent  Percent
            Ended July 31, 1999   Ended July 31, 1998   Volume    Price
            -------------------   --------------------
Product      Volume     Price      Volume    Price      Change    Change
-------      ------     -----      ------    -----      ------    ------
Gas (Mcf)    197,400    $ 1.88(2)  223,100   $ 2.00      -12%     - 6%
Oil (bbls)    10,200    $17.97       9,000   $12.54      +13%     + 43%

                Three Months           Three Months     Percent  Percent
            Ended July 31, 1999   Ended April 30, 1999  Volume    Price
            -------------------   --------------------
Product      Volume     Price      Volume    Price      Change    Change
-------      ------     -----      ------    -----      ------    ------
Gas (Mcf)    197,400    $ 1.88(2)  215,900   $ 2.12(3)   - 9%     -11%
Oil (bbls)    10,200    $17.97      11,200   $12.89      - 9%     +39%

(1) Includes $.26/Mcf hedging gain.
(2) Includes $.18/Mcf hedging loss.
(3) Includes $.47/Mcf hedging gain.

     For the nine months ended July 31, 1999, increases in gas production compared to prior year reflect (i) flush production from new wells placed on production during 1998, (ii) four wells on which the company's new fluid lift technology was installed during the last year and in which the company owns a 75% or greater interest, and (iii) production from the company's 13,000 foot Tracy Federal #1 well which was returned to commercial production. The increase in oil volumes is principally due to production from the S.E. Hewitt waterflood project for which operating results were deferred during the prior year.

     The decline in production for the third quarter of 1999 compared to the same quarter in 1998 is primarily due to (i) decline in production from the Cline #11-1 well, and (ii) certain gas metering adjustments. The decline in gas production for third quarter 1999 compared to the immediately preceding quarter is due primarily to (i) decline in production of the Cline 11-1 well, and (ii) declines in several wells located in Ellis County, Oklahoma which were new wells and had flush production during the prior year period. The increase in oil production is primarily due to production from the S.E. Hewitt waterflood project for which operating results were deferred during the prior year.

     The Cline #11-1 well is the company's largest producing property. The company owns 49% of the well and is the operator. During fiscal 1999, the well accounted for approximately 28% of the company's total gas production and about 14% of the company's estimated proved gas reserve quantities. The well is currently producing at the rate of approximately 1.0 Mcfgd and minor amounts of oil and water. However, measured surface casing pressures have been declining at a higher rate than expected indicating that the reservoir is smaller than originally anticipated. Because the well has a limited operating history, reserve estimates are based on very limited data and are less precise than reserve estimates for wells with an extended production history. The company believes that it was conservative in making its original reserves estimates for the well, and that, despite the more rapid than expected pressure declines, any downward revision in the reserve estimates for the well will not have a material effect on the company's total reserves. However, reserves estimates must be viewed as being subject to significant change as more data about the well becomes available.

     Over the past 18-24 months, the company has participated in development of new fluid lift technology. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. At July 31, 1999, the company has applications on four of its gas wells. All of the applications have initially resulted in gas production rates which have equaled or exceeded the company's expectations. The latest installation, completed in July 1999, resulted in restoring a non-producing well to current daily production of 650-675 Mcfg, three barrels of oil and six barrels of water.

     During the third quarter of fiscal 1999, the Tracy Federal #1 well, on which production was restored last year, produced at a daily rate of approximately 300 Mcfg, four to five barrels of oil and four to six barrels of water. Subsequent to third quarter-end, the company sold its 78.25% working interest in the well for $483,000. The transaction will be recorded in the fourth quarter. In accordance with full cost accounting requirements, all sales proceeds will be recorded as a credit to oil and gas properties and will not affect operating results.

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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 1999 Compared to Nine Months Ended
July 31, 1998

     For the first nine months of 1999, net income increased 75% to $398,000 compared to $227,000 for the same period last year. The increase primarily reflects significantly higher natural gas production levels compared to the year ago period, due primarily to the Cline #11-1 well and return of the Tracy Federal #1 to commercial production levels.

     Total revenues increased 20% to $2,417,000 in the first nine months of 1999 compared to $2,011,000 last year. Oil and gas sales increased $306,000, or 20%, to $1,799,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 3% to $2.12 per Mcf compared to $2.05 last year. Hedging transactions added $.26 per Mcf, or 14%, to the first nine month's 1999 price realizations. Net wellhead prices for gas fell 9% to $1.86 per Mcf compared to $2.05 last year.
Net wellhead oil price realizations declined 1% to $14.21 per barrel compared to $14.31 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $35,000. Gas volumes increased 19% and oil volumes increased 14%. The net effect of volume changes was to increase oil and gas sales by $271,000. Operating income declined 9% due to certain wells being shut-in due to low oil prices. Investment income increased 79% due to higher levels of investment and normal performance fluctuations.

     Total costs and expenses were $1,805,000 in the first nine months of 1999, compared to $1,662,000 last year. General and administrative expenses increased 6% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased 20% due to higher production volumes for both natural gas and oil. Oil and gas production expenses remained virtually unchanged from period to period. Income taxes were provided at 35% in both periods.

Quarter Ended July 31, 1999 Compared to Quarter Ended July 31,
1998

     Net income for the quarter ended July 31, 1999 increased 28% to $102,000 compared to $80,000 for the same quarter last year.

     Total revenues declined 3% to $710,000 in the third quarter of 1999 compared to $731,000 last year. Oil and gas sales decreased $4,000, or less than 1%, to $554,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 6% to $1.88 per Mcf compared to $2.00 last year. Hedging losses totaled $.18 per Mcf, for third quarter 1999. Net wellhead prices for gas increased 3% to $2.06 per Mcf compared to $2.00 last year. Net wellhead oil price realizations increased 43% to $17.97 per barrel compared to $12.54 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $22,000. Gas volumes declined 12% and oil volumes increased 13%. The net effect of volume changes was to decrease oil and gas sales by $26,000. Operating income declined 9% due to certain wells being shut-in.
Investment income declined slightly due to normal performance fluctuations.

     Total costs and expenses were $554,000 in the third quarter of 1999, compared to $613,000 last year. General and administrative expenses decreased 12% due to the timing of certain expenditures. Depreciation, depletion and amortization decreased 9% due to completion of the amortization of certain operating rights, and by decreased oil and gas production. The 3% decrease in oil and gas production expenses principally reflects costs associated with timing of workovers and repairs. Income taxes were provided at 35% in both quarters.

Quarter Ended July 31, 1999, Compared to Quarter Ended April 30,
1999

     In the third quarter of fiscal 1999, net income declined to $102,000 compared to $145,000 in the prior quarter.

     Total revenues declined 13% to $710,000 in the third quarter of 1999 compared to $821,000 in the prior quarter. Oil and gas sales declined $48,000, or 8%, to $554,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations declined 11% to $1.88 per Mcf compared to $2.12 last quarter. Hedging losses deducted $.18 per Mcf from third quarter 1999 price realizations. Net wellhead prices for gas increased 25% to $2.06 per Mcf compared to $1.65 last quarter. Net wellhead oil price realizations increased 39% to $17.97 per barrel compared to $12.89 last quarter. The net effect of these price changes and hedging transactions was to increase oil and gas sales by $5,000. Gas and oil volumes both declined by 9%. The net effect of volume changes was to decrease oil and gas sales by $53,000. Operating income increased 4% due to the effect of increases in operators' overhead rates. Investment income decreased due to normal performance fluctuations.

     Total costs and expenses were $554,000 in the third quarter of 1999, compared to $597,000 last quarter. Depreciation, depletion and amortization decreased 18% due to lower natural gas production in the third quarter. The 19% increase in oil and gas production expenses principally reflects costs associated with timing of workovers and repairs. General and administrative expenses declined 18% compared to the prior quarter due to timing of certain expenditures. Income taxes were provided at 35% in both quarters.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 14, 1999   By:   /s/ James T. Huffman
                               ---------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                            By:   /s/ Alford B. Neely
                               ---------------------------
                                  Alford B. Neely
                                  Vice President and
                                  Chief Financial Officer