Form 10KSB
period 1999-10-31
CREDO PETROLEUM CORP
filed 2000-02-01
CIK 277924

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


_________________________________________________________________

                           FORM 10-KSB

________________________________________________________________

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___ SECURITIES ACT OF 1934
           For The Fiscal Year Ended October 31, 1999


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              SECURITIES EXCHANGE ACT OF 1934

     For the transition period _____________ to ____________


                 Commission File Number 0-8877



_________________________________________________________________

                   CREDO PETROLEUM CORPORATION

_________________________________________________________________

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

                Common Stock, $.10 Par Value
      2,979,437 Shares Outstanding, Net of Treasury Stock,
         at the Close of Business on December 31, 1999
            (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        _____      _____
As of October 31, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $7,979,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 2000 Annual Meeting.

                             PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ("CREDO") was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ("SECO", "United" and collectively "the company"), are Denver, Colorado based independent oil and gas companies which engage in oil and gas acquisition, exploration, development and production activities mostly in the Mid-Continent and Rocky Mountain regions of the United States. The company operates in eight states and has nine employees. CREDO is an active operator in the Rocky Mountain Region and in Kansas. United is an active operator doing business exclusively in Oklahoma, and SECO owns royalty interests primarily in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.

The company's primary business activities are (i) oil and gas production, (ii) application of recently developed fluid lift technology to low pressure gas reservoirs, (iii) purchasing producing oil and gas properties, (iv) exploration for and development of oil and gas reserves, and (v) operation of oil and gas properties for the company's interest and for the interests of third parties.


Oil and Gas Operations

Operations are conducted primarily in the Mid-Continent and Rocky Mountain regions of the United States. The company owns producing and non-producing property interests in eight states. The company's staff oversees the operations of existing properties, evaluates property acquisition opportunities and drilling prospects, oversees workovers to install fluid lift applications, and oversees drilling and completion of new wells. Operations are concentrated on shallow to medium depth properties generally ranging from 7,000 to 10,000 feet. A portion of the funds necessary for acquisition, exploration or development of properties is raised through farmouts, joint ventures, or other similar types of cost sharing arrangements. Involvement of outside participants reduces the company's return on individual successful ventures. However, it limits the company's risk from unsuccessful ventures and provides exposure to a larger volume of activities than would otherwise be possible.

The company acts as 'operator' of 77 wells pursuant to standard industry Operating Agreements, and it owns an interest in approximately 290 wells which are operated by outside parties. In addition, the company is general partner of three private limited partnerships. The Partnerships are in the production stage of operations.

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

The company sells its oil production to crude oil purchasing companies at competitive spot field prices. Crude oil and condensate production are readily marketable. Crude oil is cost efficiently transportable from production centers to demand centers and is, therefore, subject to world-wide supply and demand. Oil prices are primarily dependent upon available oil supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions such as the Persian Gulf War in 1991 and the continuing U.N. sanctions against Iraq.

During 1998, per barrel oil prices fell to less than $10.00 and subsequently recovered to the low twenty dollar range. At December 31, 1998, inflation adjusted oil prices stood at 50 year lows according to the American Petroleum Institute. Oil prices subsequently recovered and were consistently over $20.00 per barrel during the second half of 1999. The fall and recovery in oil prices during the past two years hinged primarily on the response of major producing OPEC nations to changes in the worldwide supply and demand for oil which were caused by weather, production from Iraq, economic changes in Asia, and discovery of new reserves around the world. Management cannot reasonably predict the extent or timing of oil price fluctuations.

Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in prices received by the company being subject to significant fluctuations. Prices tend to be higher in peak demand periods such as fall and winter and to be lower during weak demand periods. The company presently sells most of its gas through short-term contracts with terms of one year or less which are designed to obtain the best available prices and deliverabilities. Virtually all of the company's gas contracts provide for prices based on monthly "spot" prices for the applicable market area. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

The company periodically hedges the price of a portion of its natural gas and crude oil production by forward selling in the futures markets. Information concerning hedging activities is contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Product Prices, Production and Investments" on page 8 and in Note (1) to the Consolidated Financial Statements.

Information concerning the company's major customers is included in Note (6) to the Consolidated Financial Statements. The company's ability to market its oil and gas is generally not dependent on a single purchaser.

Refer to "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for further information regarding oil and gas markets and prices.


Competition and Regulation

The oil and gas industry is intensely competitive. The company competes with larger more well established oil and gas companies including, on occasion, major companies. The significant areas of competition are in acquiring producing (or productive) oil and gas properties (in particular those for application of the company's recently developed fluid lift technology), acquiring leases for drilling or development, and selling natural gas. The primary competitive factors for acquisitions are the price the company is willing to pay and the financial resources readily available to the company to fund acquisitions. The primary factors which affect the company's ability to sell its natural gas include proximity to markets, proximity to and capacity of natural gas pipelines and transportation and processing facilities, and quantities of gas which can be aggregated for sale. Although both oil and gas are generally readily saleable at market prices, they compete for market share with each other and with other energy sources such as coal and nuclear power.

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. There are, however, significant water production and disposal issues related to the burgeoning coal bed methane play in Wyoming. These are currently the subject of considerable scrutiny by regulatory agencies and by land and mineral owners. These water issues may result in new legislation and environmental controls. It is not possible at this time for the company to predict what such legislation or controls, if any, might result or what impact they might have on the company's coal bed methane operations in Wyoming. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 2000.

No prediction can be made as to what legislation or regulations may be enacted or what additional legislation or regulations may be proposed.

ITEM 2.  PROPERTIES

General

Capital expenditure for oil and gas activities totaled $670,000 (before property sales proceeds) in 1999. During 1999, the company participated in drilling 33 gas wells in Oklahoma and Wyoming (including commencing development of certain coal bed methane leases in Wyoming) and purchased and sold producing property interests. In addition, the company actively pursued the application and refinement of new fluid lift technology to enhance recovery of natural gas reserves from mature wells in low pressure gas reservoirs. For more complete information regarding these activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities".

Capital expenditures for oil and gas activities totaled $1,421,000 (before property sales proceeds) in 1998. During 1998, the company participated in drilling four gas wells in Oklahoma and Wyoming, purchased and sold significant interests in coal bed methane leases in Wyoming, continued to participate in installation of a waterflood in Oklahoma, and purchased producing property interests. In addition, the company participated in development of new technology to enhance recovery of natural gas reserves from mature wells in low pressure gas reservoirs. For more complete information regarding these activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities".

The company's reserves are concentrated in relatively few properties. At October 31, 1999, approximately 75% of the value of the company's estimated reserves were concentrated in 23% of the company's producing wells. The company's most significant producing property during 1999 (placed on production in early
1998) accounted for approximately 25% of the company's total gas production and about 6% of the company's estimated proved gas reserve quantities at fiscal year end. The company owns 49% of the well and is the operator. The well is currently producing at the rate of approximately 466 Mcfg per day with minor amounts of oil and water. Measured surface casing pressures for the well have declined faster than expected indicating that the reservoir is smaller than originally anticipated. Although the pressures have been taken into account in estimating remaining recoverable reserves for the well, they are based on limited data and are less precise than reserve estimates for wells with an extended production history. Accordingly, reserves estimates must be viewed as being subject to significant change as more data about the well becomes available.

Over the past two years, the company participated in developing new fluid lift technology. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. At July 31, 1999, the company has applications on four of its wells. All of the applications have initially resulted in gas production rates which have equaled or exceeded the company's expectations. The most recent application, completed in July 1999, resulted in restoring a previously producing zone which was abandoned in 1994 to daily production of 620 to 675 Mcfg and minor amounts of oil and water. The company owns 75% of the well and is the operator. Since the well commenced production in July 1999, it has accounted for approximately 9% of the company's total gas production and, at October 31, 1999, it accounted for about 13% of the company's estimated proved gas reserve quantities. The well is the company's largest producing well in terms of production and reserves. It has a very limited operating history using the new production technology, and accordingly, reserve estimates must be viewed as being subject to significant change as more data about the well becomes available.

During fiscal 1999, the Tracy Federal #1 well, which was worked-over and restored to production last year, produced at daily rates up to 300 Mcfg, four to five barrels of oil and four to six barrels of water. During the fourth quarter of fiscal 1999, the company sold its 78.25% working interest in the well for $487,000. In accordance with full cost accounting rules, the sale proceeds were credited to oil and gas properties and do not affect operating results.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

In 1999, 1998, and 1997, McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 64% in 1999, 62% in 1998 and 60% in 1997 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years. At October 31, 1999, natural gas represented 78% and crude oil represented 22% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (6) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $21.01, $12.59, and $19.97 per barrel for oil and $2.73, $2.03, and $2.69 per Mcf for gas as of October 31, 1999, 1998, and 1997, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                              Estimated Future
          Oil        Gas    Estimated Future    Net Revenues
Year     bbls)*     (Mcf)*     Net Revenues   Discounted at 10%
________________________________________________________________
1999    321,000    6,683,000     $16,254,000      $9,856,000
1998    314,000    6,676,000     $11,385,000      $7,415,000
1997    368,000    5,868,000     $14,212,000      $8,518,000

* Of 1999, 1998 and 1997 amounts, proved developed reserves were 287,000, 302,000, and 335,000 barrels of oil and 5,703,000,
  5,909,000, and 4,874,000 Mcf of gas, respectively.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.

                    1999            1998             1997
_______________________________________________________________
Product       Volume   Price   Volume   Price    Volume   Price
_______________________________________________________________
Gas (Mcf)    858,000   $ 2.14  781,000  $ 1.98  545,000  $ 2.21
Oil (bbls)    39,000   $15.64   40,000  $14.10   39,000  $20.31

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $4.49, $5.00, and $5.90 per barrel in 1999, 1998, and 1997, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 1999 totaled 17,400 net and 96,800 gross acres. At October 31, 1999, the company owned working interests in 49.51 net (177 gross) wells consisting of
19.72 net (45 gross) oil wells and 29.79 net (132 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 184 oil and gas wells. In 1999, the company divested of 5.63 net (14 gross) wells. In the same period, the company drilled and acquired interests in 4.84 net (34 gross) wells in which it did not previously own an interest and 12 wells where the company previously owned an interest.

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

                                                 Working
                  Royalty Interest Acreage  Interest Acreage
____________________________________________________________
  Expiration                            Net
  Year Ending                         Royalty
  October 31        Gross      Net     Acres   Gross    Net
____________________________________________________________
     2000              600      600     -      5,900   1,700
     2001              -        -       -      3,800   1,600
     2002            5,300    5,300     100   13,200     900
     2003            3,700    3,700     100   20,700   2,300
     2004            2,400    2,400     -     13,500   4,100
   Thereafter        1,100    1,100     -     31,800  10,200
Held-By-Production 110,200   89,100   7,700   11,700   2,500
____________________________________________________________
                   123,300  102,200   7,900  100,600  23,300
============================================================

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

                            Gross Wells
____________________________________________________________
Year Ended  Total Gross     Exploratory        Development
                          _______________   ________________
October 31    Wells       Oil   Gas   Dry   Oil   Gas   Dry
____________________________________________________________
  1999         33          -   31(1)   -      -      2   -
  1998          4          -    3      1      -      -   -
  1997          3          -    2      -      -      1   -
 1978-1996    138         11   28     71     15      9   4
____________________________________________________________
              178         11   64     72     15     12   4
============================================================

                             Net Wells
_______________________________________________________________
Year Ended   Total Net    Exploratory           Development
                       __________________   ___________________
October 31     Wells   Oil    Gas    Dry     Oil   Gas    Dry
_______________________________________________________________
  1999        3.841     -    3.701(1)   -      -     .140   -
  1998        1.061     -     .811     .250    -      -     -
  1997        1.250     -     .750      -      -     .500   -
 1978-1996   23.306   1.401  4.223   10.693  4.350  1.154 1.485
_______________________________________________________________
             29.458   1.401  9.485   10.943  4.350  1.794 1.485
===============================================================
(1) Shallow coal bed methane gas wells at less than 1,000 feet in depth.

ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                            1999                   1998
______________________________________________________________
Fiscal Quarter Ended    High      Low          High      Low
______________________________________________________________
January 31             $2.00     $1.75        $3.50     $2.88
April 30                3.00      1.75         3.00      2.28
July 31                 3.38      2.88         2.94      2.56
October 31              4.13      3.13         2.63      1.63

At December 31, 1999, the company had 4,237 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.


ITEM 6.  SELECTED FINANCIAL DATA

October 31
          1999        1998        1997        1996        1995
______________________________________________________________
Revenues
   $ 3,196,000 $ 2,813,000 $ 2,669,000 $ 2,287,000 $ 2,129,000

Net income
 (loss)
   $   611,000 $   328,000 $   439,000 $   260,000 $   251,000
Per share amounts:
 Basic and
  Diluted
         $.20        $.11        $.14        $.08        $.08

Total
 assets
   $11,078,000 $10,206,000 $10,546,000 $ 9,187,000 $ 8,718,000

Long-term debt
          -           -           -           -           -

Stockholders'
 Equity
   $ 8,965,000 $ 8,449,000 $ 8,185,000 $ 7,789,000 $ 7,688,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The company's working capital and cash flow represent a significant capital resource and source of liquidity. At fiscal year-end October 31, 1999, working capital was $4,235,000. Cash generated by operating activities (before working capital changes) totaled $1,515,000 in 1999 and funds generated from sale of properties was $605,000. Cash flow was used primarily to fund oil and gas acquisition and development expenditures totaling $670,000, to purchase 50,000 shares of treasury stock for $95,000 and to increase working capital.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 2000 operations. However, if the company were to make one or more major acquisitions during the coming year, issuance of additional stock, bank borrowings or other forms of debt financing might be considered. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year- end. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can normally plan expenditures to coincide with available funds. The company has no defined benefit plans and no obligations for post retirement employee benefits. The company experienced no significant year 2000 related problems.

Product Prices, Production and Investments

Numerous uncertainties exist in the oil and gas industry which could adversely affect the company and which are beyond the company's ability to predict with reasonable accuracy. Deregulation of natural gas pricing and transportation have resulted in far-reaching and fundamental changes in the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in gas prices received by the company being subject to significant fluctuations. Prices generally respond to North American supply and demand which are often weather related. OPEC and world events (such as the Persian Gulf War) significantly influence worldwide supply and demand and prices for petroleum products. At December 31, 1998, inflation adjusted oil prices stood at 50 year lows but recovered to well over $20.00 per barrel in the second half of 1999. The fall and recovery in oil prices during the past two years hinged primarily on the response of major producing OPEC nations to changes in the worldwide supply and demand for oil which were caused by, among other things, weather, production from Iraq, economic changes in Asia and other developing areas, and discovery of new reserves around the world.

Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has periodically hedged product prices by forward selling a portion of its production in the NYMEX futures market. This is done when the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price of a product is adequate to insure reasonable returns and downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset to opposite moves in the other market. During 1999, 1998 and 1997, the company hedged substantial portions of its gas production. Hedging gains totaled $118,000 in 1999. Hedging gains and losses were immaterial in 1998 and 1997. There were no open hedge or speculative positions at October 31, 1999.

Gas and oil sales volume and price comparisons for the indicated years ended October 31 are set forth below.

                  1999              1998              1997
________________________________________________________________
Product     Volume    Price   Volume    Price   Volume    Price
________________________________________________________________
Gas (Mcf)  858,000   $ 2.14  781,000   $ 1.98  545,000   $ 2.21
% change       +10%      +8%     +43%     -10%      -1%     +39%
Oil (bbls)  39,000   $15.64   40,000   $14.10   39,000   $20.31
% change        -2%     +11%      +3%     -31%      -7%      +3%

Pending deployment into oil and gas assets, the company invests surplus cash with professional money managers. At
October 31, 1999, approximately 82% of such investments were with managers who specialize in market timing using U.S. mutual funds. These managers attempt to reduce market risk by entering and exiting stock mutual fund trades on a frequent and short-term basis. Remaining investments are primarily in professionally managed limited partnerships. Most investments have a readily determinable market value and can be converted for use by the company within a few days. Average returns on these investments were approximately 12% in 1999 and 1998. This investment strategy is not expected to yield returns which are equivalent to a "buy and hold" strategy. However, the company believes the strategy is more conservative than a "buy and hold" strategy, and that it will produce higher returns and provide greater liquidity than certificates of deposit. The company believes that the most significant risk of its investment strategy is a single day catastrophic negative effect on the stock market of major, unexpected news.

Oil and Gas Activities

Capital expenditures for oil and gas activities totaled $670,000 (before $605,000 of property sales proceeds) in fiscal 1999. During the year, the company participated for an average 11% interest in drilling, or new zone recompletions, of 33 gas wells located in Wyoming and Oklahoma.

The company's most significant drilling activity occurred in the active coal bed methane play in the Powder River Basin of Wyoming. During fiscal year 1999, 30 shallow wells were drilled on the company's 15,000 gross acre (1,875 net acre) Sheridan Prospect. Subsequent to fiscal year end, 44 additional wells were drilled on the prospect, bringing to 77 the total number of wells drilled. Last year the company sold one-half of its original 25% interest in the prospect which had a cost of $184,000 for $541,000. Subsequent to this fiscal year end, the company reduced its interest in the prospect to 10% by selling an additional 2.5% to the operator for $117,000 plus assumption of 2.5% of all drilling and completion costs incurred to date.
Sales proceeds reduce oil and gas property costs.

The Sheridan Prospect is a "wildcat" prospect located in an unproved area. Drilling targets three separate coal seams at less than 1,000 feet. The operator is presently drilling at the rate of approximately 20 to 25 wells per month. Completed wells are estimated by the operator to cost approximately $30,000 ($3,000 net to the company's 10% interest), and the operator is considering drilling up to 300 wells. Estimated costs to build gathering and pipeline systems and to produce gas are not complete but are expected to approximate the cost of the wells. Such costs may be incurred directly or through payments over time to third party pipeline companies who install the pipelines and gathering systems.

The operator of the Sheridan prospect considers drilling results to date to be very positive with gas shows in virtually all wells and excellent shows in certain wells. No wells are currently hooked-up and producing, however, the operator is building gathering and pipeline facilities into a portion of the wells in order to commence pipeline gas sales during January 2000. Accordingly, there is considerable uncertainty as to reserves, production rates, operating costs, gas markets and product prices which make the economic viability of the play uncertain at this time. There are important environmental issues related to water production and disposal which must be resolved in order for the play to be economically viable. The company also has concerns about the speed at which the operator is developing the property in the absence of concrete production data. Nevertheless, the company presently believes that the repeatability and the upside economic potential of the play justifies its very significant risks. At October 31, 1999, the costs of the project were classified as Unevaluated Oil and Gas Properties and the company had not recorded any proved reserves for the project.

During fiscal 1999, the company also participated in drilling development gas wells in the South Fork Field located in Woods County, Oklahoma. The company purchased interests in 13 wells and took advantage of good product prices to sell its interest in 13 marginal wells. The company also sold its 78% interest in the Tracy Federal #1 well for $487,000. The well was worked over last year and restored to production at about 300 Mcfg per day. It was one of the company's largest producing wells in value and reserves. Sale proceeds were recorded as a reduction to oil and gas property costs. Proved reserves attributed to the well were 455,000 Mcfg and 6,000 barrels of condensate.

As reported last year, the company is participating in the refinement and application of patented fluid lift technology.
The technology efficiently lifts fluids from wellbores using down-hole pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. Application of the technology reduces the hydrostatic pressure exerted against a producing formation by removing fluids which build-up in a wellbore, and it increases formation permeability to gas by drying-out the formation/wellbore interface. The technology is most effective in wells which produce from depths below 10,000 feet where conventional fluid lift systems lose efficiency.

Application of the technology is in its early stages. However, the company believes that it will provide a cost effective, low risk and repeatable means to significantly increase its gas production and reserves. For example, during fiscal 1999, the company installed the technology on a well where the objective Morrow formation was abandoned in 1994. The technology restored Morrow formation production to approximately 600 to 650 Mcf gas per day, and the company estimates gross recoverable reserves to be 1.50 Bcf gas of which the company's interest is 886,000 Mcfg gas. This well is the company's largest property in reserves and production. The company has installed the technology on four other wells of which three have equaled or exceeded the company's expectations.

The company owns an indefinite term "non-exclusive" license to use the technology as well as a one-third ownership interest in the Licensing Entity (which holds the indefinite term "exclusive" license to the technology). Accordingly the company has the indefinite right to apply the technology in the normal course of its business as well as the right to participate in any benefits from future licensing or sale of the technology to third parties through its ownership in the Licensing Entity.

The company has devoted a substantial portion (approximately 40%) of both its capital budget and the time of its operations and engineering staff to development and application of the technology. The company anticipates equal or greater allocation of its resources in fiscal 2000. Access to good prospects for application of the technology is the major impediment to this project.

In 1998, capital expenditures for oil and gas activities totaled $1,421,000 (before $576,000 of property sales proceeds). During the year, the company participated for an average 27% interest in four gas wells drilled in Wyoming and Oklahoma. One gas well in which the company owns a 31% interest was completed as a field extension on the company's 2,800 gross acre Morrow sand prospect in Ellis County, Oklahoma. The company owns interests ranging from 31% to 98% in six wells located on this prospect. The remaining three wells were drilled on the company's 15,000 gross acre Sheridan Coal Bed Methane prospect located near Sheridan, Wyoming which is discussed above.

During 1998, the company participated for a 20% interest in the installation of a new waterflood in Carter County, Oklahoma, and expanded its producing property base by purchasing interests in 12 wells located in Oklahoma. At October 31, 1998, the company had installed its fluid lift technology (discussed above) on three of its gas wells, and had successfully restored the 13,800 foot Tracy Federal #1 well to production.

The company's reserves are concentrated in relatively few properties. At October 31, 1999, approximately 75% of the value of the company's estimated reserves were concentrated in 23% of the company's producing wells. The company's most significant producing property during 1999 (placed on production in early
1998) accounted for approximately 25% of the company's total gas production and about 6% of the company's estimated proved gas reserve quantities at fiscal year end. The company owns 49% of the well and is the operator. The well is currently producing at the rate of approximately 470 Mcfg per day with minor amounts of oil and water. Measured surface casing pressures for the well have declined faster than expected indicating that the reservoir is smaller than originally anticipated. Although the pressures have been taken into account in estimating remaining recoverable reserves for the well, they are based on limited data. Accordingly, reserves estimates must be viewed as being subject to significant change as more data about the well becomes available.

Another well on which the company recently installed its fluid lift technology (discussed above) is located in Oklahoma and is the company's largest producing property in reserves and value. The company owns a 75% working interest and a 60% net revenue interest in the well and is the operator. From the time the well was placed on production by the company in the third quarter of 1999, it has accounted for approximately 9% of the company's total gas production. At October 31, 1999, 13% of the company's estimated natural gas reserve quantities were attributed to the well. The well has a very limited operating history using the new production technology, and accordingly, reserve estimates must be viewed as being subject to significant change as more data about the well becomes available.

Results of Operations

In 1999, total revenues rose 14% to $3,196,000 compared to $2,813,000 in 1998. As the oil and gas price/volume table on page 9 shows, total gas price realizations, which reflect hedging transactions, rose 8% to $2.14 per Mcf and oil price realizations rose 11% to $15.64 per barrel. The net effect of these price changes was to increase oil and gas sales by $189,000. Hedging gains were $118,000 in 1999 and were immaterial in 1998. Gas volumes produced rose 10% and oil volumes produced declined 2%. The net effect of these volume changes was to increase oil and gas sales by $151,000. The increase in gas production resulted from new wells added during the year. Operating income fell 8% due to the sale of several marginal operated properties. Investment income and other rose 33% primarily due to the increase in the amount of short-term investments.

In 1998, total revenues increased 5% to $2,813,000 compared to $2,669,000 in 1997. As the oil and gas price/volume table on page 9 shows, total gas price realizations, which reflect hedging transactions, fell 10% to $1.98 per Mcf and oil price realizations fell 31% to $14.10 per barrel. The net effect of these price changes was to reduce oil and gas sales by $365,000. Hedging gains and losses were immaterial in both years. Gas volumes produced rose 43% and oil volumes produced rose 3%. The net effect of these volume changes was to increase oil and gas sales by $479,000. The increase in production resulted from new wells added during the year and at the end of last year. Operating income rose 2% as a result of operated wells added through drilling and acquisitions. Investment income and other income rose 11% due to improved performance on certain of the company's short-term investments.

In 1999, total costs and expenses declined marginally to $2,298,000 compared to $2,307,000 in 1998. Depreciation, depletion and amortization ("DD&A") fell 9% compared to 1998 due primarily to proceeds from sale of certain properties that reduced the amortization base. Oil and gas production expenses fell 4% primarily due to significant expenditures to recover production of the Tracy Federal #1 well, and certain other expenditures incurred in 1998 that were not repeated in 1999. General and administrative expenses rose 13% primarily as a result of a broad upward trend in the costs of administration. The effective tax rate was 32% in 1999 compared to 35% in 1998.

In 1998, total costs and expenses rose 16% to $2,307,000 compared to $1,993,000 in 1997. DD&A increased 26% compared to 1997 primarily due to a 43% increase in gas production quantities.
Oil and gas production expenses rose 11% due to increased costs associated with new wells drilled and producing property interests purchased during fiscal 1998 and at the end of last year, and due to significant expenditures to recover production of the Tracy Federal #1 well. General and administrative expenses rose 11% primarily as a result of a broad upward trend in the costs of administration. The effective tax rate was approximately 35% in both years.


ITEM 8.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Consolidated Balance Sheets, October 31, 1999 and 1998

Consolidated Statements of Operations for the Three Years Ended
 October 31, 1999

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 1999

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 1999

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 1999 and 1998

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

________________________________________________________________
Assets                                         1999         1998
________________________________________________________________
Current assets:
  Cash and cash equivalents             $   184,000  $   349,000
  Short-term investments                  4,055,000    2,186,000
  Receivables:
    Trade                                   443,000      272,000
    Accrued oil and gas sales               362,000      272,000
    Other                                    77,000      541,000
________________________________________________________________
      Total current assets                5,121,000    3,620,000
________________________________________________________________

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                               788,000      616,000
  Evaluated                               5,126,000    5,885,000
________________________________________________________________

    Net oil and gas properties            5,914,000    6,501,000
________________________________________________________________

Other, net                                   43,000       85,000
________________________________________________________________

                                        $11,078,000  $10,206,000
================================================================


Liabilities and Stockholders' Equity
________________________________________________________________

Current liabilities:
  Accounts payable                      $   739,000  $   662,000
  Income taxes payable                      147,000       51,000
________________________________________________________________

      Total current liabilities             886,000      713,000
________________________________________________________________

Deferred income taxes, net                1,227,000    1,044,000
________________________________________________________________

Commitments
________________________________________________________________

Stockholders' equity:
  Preferred stock, without par value, 5,000,000
   shares authorized, none issued              -            -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,678,000 shares issued                  367,000      367,000
  Capital in excess of par value          6,235,000    6,235,000
  Retained earnings                       3,578,000    2,967,000
  Treasury stock, 699,000
   and 648,000 shares at cost            (1,215,000)  (1,120,000)
________________________________________________________________

      Total shareholders' equity          8,965,000    8,449,000
________________________________________________________________

                                        $11,078,000  $10,206,000
================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 1999


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
________________________________________________________________
                                   1999         1998         1997
_________________________________________________________________
Revenues:

  Oil and gas sales        $ 2,445,000  $ 2,105,000  $ 1,992,000

  Operating                    428,000      465,000      458,000

  Investment income and other  323,000      243,000      219,000
_________________________________________________________________
                             3,196,000    2,813,000    2,669,000
_________________________________________________________________

Costs and expenses:

  Oil and gas production       818,000      851,000      767,000

  Depreciation, depletion and
   Amortization                706,000      774,000      614,000

  General and administrative   774,000      682,000      612,000
_________________________________________________________________
                             2,298,000    2,307,000    1,993,000
_________________________________________________________________

Income before income taxes     898,000      506,000      676,000
_________________________________________________________________
Income taxes                  (287,000)    (178,000)    (237,000)
_________________________________________________________________
Net income                 $   611,000  $   328,000  $   439,000
=================================================================

Basic and diluted
 income per share              $ .20         $ .11        $ .14
=================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 1999


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
________________________________________________________________________

        Common Stock      Capital In                           Total
      _________________   Excess Of    Retained  Treasury  Stockholders'
      Shares      Amount   Par Value   Earnings     Stock      Equity
___________ ____________________________________________________________
Balances,
 October 31, 1996
     3,666,000  $366,000  $6,236,000  $2,200,000 $(1,013,000) $7,789,000

Purchase of
 treasury
 stock
          -         -           -           -        (43,000)    (43,000)

Net income
          -         -           -        439,000        -        439,000
__________________________________________________________________________

Balances,
 October 31, 1997
     3,666,000   366,000   6,236,000   2,639,000  (1,056,000)  8,185,000

Shares issued
        33,000     3,000      62,000        -           -         65,000

Shares
 received
 and canceled
       (21,000)   (2,000)    (63,000)       -           -        (65,000)

Purchase of
 treasury
 stock    -         -           -           -        (64,000)    (64,000)

Net income
          -         -           -        328,000        -        328,000
__________________________________________________________________________

Balances,
 October 31, 1998
     3,678,000   367,000   6,235,000   2,967,000  (1,120,000)  8,449,000

Purchase of
 treasury
 stock    -         -           -           -        (95,000)    (95,000)

Net income
          -         -           -        611,000        -        611,000
__________________________________________________________________________

Balances,
 October 31, 1999
     3,678,000  $367,000  $6,235,000  $3,578,000 $(1,215,000) $8,965,000
=========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 1999


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
________________________________________________________________

                                    1999        1998        1997
________________________________________________________________
Cash flows from operating
 activities:
  Net income                  $  611,000  $  328,000  $  439,000
  Non-cash expenses included in
   net income:
    Depreciation, depletion and
     Amortization                706,000     774,000     614,000
    Deferred income taxes        183,000     141,000     222,000
    Other                         15,000      16,000      13,000
  Changes in operating assets
   and liabilities:
    Proceeds from
     short-term investments    2,241,000   2,859,000   2,138,000
    Purchase of
     short-term investments   (4,110,000) (2,347,000) (2,307,000)
    Trade receivables           (171,000)     46,000    (175,000)
    Accrued oil and gas sales    (90,000)     52,000     (89,000)
    Other current assets         464,000    (483,000)    (22,000)
     Accounts payable             77,000    (780,000)    731,000
    Income taxes payable          96,000      35,000      10,000
_________________________________________________________________

Net cash provided
 by operating activities          22,000     641,000   1,574,000
_________________________________________________________________

Cash flows from investing activities:
  Additions to oil
   and gas properties           (670,000) (1,421,000) (1,350,000)
  Proceeds from sale of oil
   and gas properties            605,000     576,000     114,000
  Other                          (27,000)    (18,000)     (4,000)
________________________________________________________________

Net cash used in
 investing activities            (92,000)   (863,000) (1,240,000)
________________________________________________________________

Cash flows from financing activities:
  Purchase of
   treasury stock                (95,000)    (64,000)    (43,000)
________________________________________________________________

Net cash provided by (used in)
 financing activities            (95,000)    (64,000)    (43,000)
________________________________________________________________

Increase (decrease) in cash
 and cash equivalents           (165,000)   (286,000)    291,000

Cash and cash equivalents:
  Beginning of year              349,000     635,000     344,000
________________________________________________________________
  End of year                 $  184,000  $  349,000  $  635,000
=================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1999


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
________________________________________________________________

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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. At
October 31, 1999, short-term investments are 82% allocated to professional money managers who specialize in market timing using U.S. mutual fund groups. These managers generally enter and exit stock fund trades on a frequent and short-term basis and use mutual fund money market accounts when not invested in stock funds. Other short-term investments consist primarily of professionally managed limited partnerships which provide readily determinable market values and highly liquid limited partner interests. The partnerships are invested primarily in energy financial instruments. Unrealized gains on limited partnerships total $63,000 and $23,000 at October 1, 1999 and 1998, respectively. Short-term investments are classified a "trading" and are stated at fair value with realized and unrealized gains and losses immediately recognized.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled approximately $100,000 in 1999, 1998 and 1997. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $3.57 in 1999, $4.09 in 1998 and $4.07 in 1997.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $104,000 and $316,000 were incurred in 1999 and 1998, respectively. During fiscal 1998, a 50% interest in certain unevaluated properties with a cost of $184,000 was sold for $541,000. The proceeds reduced the net carrying value of properties and had no impact on operating results.

Natural Gas and Crude Oil Price Hedging

The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or "short", selling in the NYMEX futures market, and are closed by purchasing offsetting "long" positions. Such hedges do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized in other income.

Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. Hedging gains were $118,000 in 1999 and were immaterial in prior years, and gains and losses on speculative transactions were immaterial in all years. There were no open hedge or speculative positions at October 31, 1999.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom.

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company's stock for the period. The assumed exercise of stock options would increase the weighted average shares outstanding from 2,985,000 to 3,085,000 in 1999 and from 3,042,000 to 3,137,000 shares in 1998. The assumed conversion had no dilutive effect compared to basic earnings per share in any of the years.

Impact of New Accounting Pronouncement

The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all quarters of fiscal years beginning after June 15, 2000, and will be adopted by the company effective November 1, 2000. This Standard requires companies to report the fair-market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value of the derivative. The Standard is not expected to have a material impact on the company.

(2)  COMMON STOCK AND PREFERRED STOCK

During 1999 and 1998, the company acquired 50,000 and 24,000 shares of its common stock at a total cost of $95,000 and $64,000, respectively. These transactions have been recorded as treasury stock.

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

The company's 1997 Stock Option Plan (the "Plan") authorizes the granting of incentive and nonqualified options to purchase shares of the company's common stock. The maximum number of shares which can be issued cannot exceed 15% of outstanding shares. The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted. The Board generally expects that option exercise prices will not be less than the fair market value of the company's stock on the grant date, and that vesting will cover two to four years. The Plan provides that upon a change in control of the company, options then outstanding will immediately vest and the company will take such actions as are necessary to make all shares subject to options immediately salable and transferable. Plan activity is set forth below.

Years Ended
 October 31          1999             1998              1997
________________________________________________________________
                        Weighted        Weighted        Weighted
               Number   Average  Number Average  Number  Average
                 of     Exercise   of   Exercise   of   Exercise
               Options   Price  Options   Price  Options   Price
_________________________________________________________________
Outstanding at  371,667  $ 1.94  415,000  $ 1.94   50,000  $ 1.88
 Beginning
 of year
  Granted        20,000    3.19   20,000    1.63  415,00     1.94
  Exercised        -             (33,333)   1.94     -
  Cancelled or
   Forfeited    (30,000)   1.94  (30,000)   1.94  (50,000)   1.88
_________________________________________________________________
Outstanding
 at end of year 361,667  $ 2.10  371,667  $ 1.94  415,000  $ 1.94

=================================================================

Exercisable at
 end of year    259,163  $ 1.93  147,083  $ 1.94   73,333  $ 1.94
=================================================================

Weighted average
Remaining
 contractual life    2.9 years         3.8 years       4.8 years
================================================================

Under current accounting rules the company has elected to follow APB 25 for recognizing the costs associated with employee stock options, and is only subject to the disclosure items of FASB 123. Had compensation cost been recorded under FASB 123, net income and per share amounts for 1999 would have been $534,000, or $.18 per share basic and $.17 per share diluted, for 1998 would have been $254,000, or $.08 per share and for 1997 would have been $420,000 or $.14 per share. For the purpose of this disclosure, the fair value of each option granted was $1.84 in 1999, $.72 in 1998 and $.87 in 1997. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 61% in 1999, and 40.0% in 1998 and 1997, a risk-free interest rate of 6%, no expected dividends, and an expected term of 5 years.

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement effective January 1, 1996. The lease agreement requires payments of $46,000 in 2000 and 2001. Total rental expense in fiscal 1999 was $44,000 and approximately $42,000 in 1998 and 1997. The company has no capital leases and no other operating lease commitments.

 (4)  INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31               1999        1998       1997
________________________________________________________________
Current                         $ 104,000   $  36,000   $ 15,000
Deferred                          183,000     141,000    222,000
________________________________________________________________

                                $ 287,000   $ 177,000   $237,000
================================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31               1999        1998       1997
________________________________________________________________
Federal statutory income tax rate      34%         34%        34%
Effect of graduated tax rates           2           2          7
State income taxes                      2           2          2
Percentage depletion                   (6)         (6)        (8)
Other, net                              -           3          -
________________________________________________________________

                                       32%         35%        35%
================================================================

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 1999 and 1998 are as follows:

October 31                                   1999           1998
________________________________________________________________
Deferred tax assets:
  Percentage depletion carryforwards  $     3,000    $   198,000
  Alternative minimum tax carryforwards      -            40,000
  Gain on property sales                  245,000        153,000
________________________________________________________________

  Total deferred tax assets               248,000        391,000
________________________________________________________________

Deferred tax liabilities:
  Intangible drilling, leasehold and
   other exploration costs capitalized
   for financial reporting purposes but
   deducted for tax purposes           (1,371,000)    (1,343,000)
  State taxes and other                  (104,000)       (92,000)
________________________________________________________________

  Total gross deferred tax liabilities (1,475,000)    (1,435,000)
________________________________________________________________

Net deferred tax liability            $(1,227,000)   $(1,044,000)
================================================================

At October 31, 1999, the company has statutory depletion carryforwards of $10,000.

(5)  SUBSEQUENT EVENT (UNAUDITED)

After fiscal year-end 1999, the company settled a lawsuit in which it was a co-plaintiff. The settlement is subject to execution of a final agreement which provides, among other things, that the settlement terms are confidential. The final dollar amount of the settlement remains subject to certain calculations and is subject to confidentiality but is expected to range between $300,000 and $400,000 net of attorney fees and costs.

(6)  SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                          1999        1998        1997
________________________________________________________________
Unproved properties not being
 amortized                   $   788,000 $   616,000 $   867,000
Properties being amortized    12,884,000  12,991,000  11,895,000
Accumulated depreciation,
 depletion and amortization   (7,758,000) (7,106,000) (6,418,000)
________________________________________________________________

Total capitalized costs      $ 5,914,000 $ 6,501,000 $ 6,344,000
================================================================


Acquisition, Exploration and Development Costs Incurred

Years Ended October 31              1999        1998        1997
________________________________________________________________
Property acquisition costs:
  Proved                      $  11,000   $  14,000    $ 145,000
  Unproved                      104,000     316,000      114,000
Exploration costs               227,000     390,000      860,000
Development costs               328,000     701,000      231,000
Sales proceeds                 (605,000)   (576,000)    (114,000)
________________________________________________________________

Net costs incurred            $  65,000   $ 845,000   $1,236,000
================================================================

Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Total Petroleum, Inc. 18% in 1999 and 1998; GPM Gas Corporation 17% in 1999 and 14% in 1998; and Duke Energy 25% in 1999 and 20% in 1998.

Oil and Gas Reserve Data (Unaudited)

In 1999, 1998 and 1997, independent petroleum engineers estimated proved reserves for the company's significant properties which represented approximately 60% in each year of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive.
The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $21.01, $12.59, and $19.97 per barrel for oil and $2.73, $2.03, and $2.69 per Mcf for gas in 1999, 1998, and 1997, respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.

                           1999               1998             1997
________________________________________________________________________

               Gas(Mcf)  Oil(bbls) Gas(Mcf)  Oil(bbls) Gas(Mcf) Oil(bbls)
________________________________________________________________________
Proved reserves:
 Balance, November
              6,676,000  314,000  5,868,000  368,000  5,816,000  364,000
 Revisions of
  previous estimates
                388,000   52,000    346,000  (25,000)  (109,000)  11,000
 Extensions and
  Discoveries
                977,000    1,000  1,000,000    7,000    462,000   32,000
 Purchases of
  reserves in place
                  6,000     -       243,000    4,000    248,000    4,000
 Sales of reserves
  in place
               (506,000)  (7,000)      -        -        (4,000)  (4,000)
 Production
               (858,000) (39,000)  (781,000) (40,000)  (545,000) (39,000)
________________________________________________________________________

 Balance, October
              6,683,000  321,000  6,676,000  314,000  5,868,000  368,000
========================================================================

Proved developed reserves:

 Beginning
  of period
              5,909,000  302,000  4,874,000  335,000  5,048,000  334,000
========================================================================

 End of period
              5,704,000  287,000  5,909,000  302,000  4,874,000  335,000
========================================================================


The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.

                                 1999         1998         1997
_______________________________________________________________
Future cash inflows       $24,960,000  $17,647,000  $23,112,000
Future production and
 development costs         (8,707,000)  (6,261,000)  (8,899,000)
Future income tax expense  (3,186,000)  (1,790,000)  (1,848,000)
_______________________________________________________________
Future net cash flows      13,067,000    9,596,000   12,365,000
10% discount factor        (5,143,000)  (3,346,000)  (4,953,000)
_______________________________________________________________
Standardized measure of
 discounted future
 net cash flows           $ 7,924,000  $ 6,250,000  $ 7,412,000
===============================================================


The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.

                                 1999         1998          1997
________________________________________________________________
Balance, November 1       $ 6,250,000  $ 7,412,000   $ 7,601,000
Sales of oil and gas produced,
 net of production costs    (1,509,00)  (1,253,000)   (1,225,000)
Net changes in prices, production
 and development costs      2,126,000   (2,609,000)     (328,000)
Extensions and discoveries, net of
 future development and production
 costs                      1,272,000    1,373,000       389,000
Revisions of quantity
 estimates and other        1,198,000      252,000       (44,000)
Purchases of reserves
 in place                      10,000      296,000       269,000
Sales of reserves in place (1,201,000)        -          (37,000)
Accretion of discount         625,000      741,000       760,000
Net change in income taxes   (847,000)      38,000        27,000
________________________________________________________________

Balance, October 31       $ 7,924,000  $ 6,250,000   $ 7,412,000
================================================================

<Audit-Report>

INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES


The Board of Directors and Stockholders
 CREDO Petroleum Corporation
 Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended
October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 1999, in conformity with generally accepted accounting principles.




                            HEIN + ASSOCIATES LLP


Denver, Colorado
January 11, 2000

</Audit-Report>

                            PART III.

ITEM 9.  EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1999.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 1999.

                             PART IV.

ITEM 13. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND
         REPORTS ON FORM 8-K

(a)       The Index to Financial Statements is set forth under
           Item 8.

(c)       Exhibits

3(a)(i)   Articles of Incorporation of CREDO Petroleum
 & 4(a) Corporation (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(ii)  Articles of Amendment of Articles of Incorporation,
           dated March 9, 1982 (incorporated by reference to
           Form 10-K dated October 31, 1982).
3(a)(iii)  Articles of Amendment of Articles of Incorporation,
           dated October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iv)  Articles of Amendment of Articles of Incorporation
           dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(v)   Articles of Amendment of Articles of Incorporation
           dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(vi)  Articles of Amendment of Articles of Incorporation
           dated April 2, 1985 (incorporated by reference to Form
            10-K dated October 31, 1985).
3(a)(vii)  Articles of Amendment of Articles of Incorporation
            dated March 25, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).
3(a)(viii) Articles of Amendment of Articles of Incorporation dated March 24, 1988 (incorporated by reference to Form 10-K dated October 31, 1989).
3(a)(ix)   Articles of Amendment to Articles of Incorporation
            dated May 11, 1990.
(b)(i)    By-Laws of CREDO Petroleum Corporation, as amended
            May 27, 1981 (incorporated by reference to Form 10-K dated October 31, 1981).
3(b)(ii)   By-Laws of CREDO Petroleum Corporation, as amended
            May 27, 1981 and January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)(iii)  By-Laws of CREDO Petroleum Corporation, as amended
            October 30, 1986 (incorporated by reference to
            Form 10-K dated October 31, 1986).
3(b)(iv)   Amendment to Article X of CREDO Petroleum
            Corporation's By-Laws dated March 24, 1988
            (incorporated by reference to the company's
            definitive proxy dated February 5, 1988).
4(i)       Shareholders' Rights Plan, dated April 11, 1989.
4(ii)      Amendment to Shareholders' Rights Plan, dated
            February 24, 1999 (incorporated into Part II of the company's Form 10-QSB dated January 31, 1999).
10(a)      CREDO Petroleum Corporation Non-qualified Stock Option
            Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)      CREDO Petroleum Corporation Incentive Stock Option
            Plan, dated October 2, 1981 (incorporated by
            reference to the company's definitive proxy
            statement, dated January 22, 1982).
10(b)      CREDO Petroleum Corporation 1997 Incentive Stock
            Option Plan (incorporated by reference to Form 10-K dated October 31, 1998).
10(c)      Model of Director and Officer Indemnification
            Agreement provided for by Article X of CREDO
            Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
22         CREDO Petroleum Corporation (a Colorado corporation)
            and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CREDO PETROLEUM CORPORATION



                        By:/s/ James T. Huffman
                           ___________________________
                           James T. Huffman,
                           Chief Executive Officer



                        By:/s/ Alford B. Neely
                           ___________________________
                           Alford B. Neely
                           Vice President and
                           Chief Financial Officer

Date:  January 3, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Date                Signature             Title
    _______________   _________________________  _________


    January 3, 2000   /s/ William N. Beach        Director
                      _________________________
                      William N. Beach


    January 3, 2000   /s/ Otto P. Butterly        Director
                      _________________________
                      Otto P. Butterly


    January 3, 2000   /s/ William D. Howell       Director
                      _________________________
                      William D. Howell


    January 3, 2000   /s/ James T. Huffman        Chairman of
                      _________________________   the Board,
                      James T. Huffman            President,
                                                  Treasurer


    January 3, 2000   /s/ William F. Skewes       Director,
                      _________________________   Corporate
                      William F. Skewes           Secretary,
                                                  General Counsel


    January 3, 2000   /s/ Richard B. Stevens      Director
                      _________________________
                      Richard B. Stevens