Form 10QSB
period 2000-01-31
CREDO PETROLEUM CORP
filed 2000-03-15
CIK 277924

________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For Quarter Ended January 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
February 29, 2000:    Common stock, $.10 par value - 2,979,000
                      Preferred stock, no par value - None issued

________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended January 31, 2000

________________________________________________________________


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of January 31, 2000 and October 31, 1999

Consolidated Statements of Earnings and Changes in
 Retained Earnings For the Three Month Periods
 Ended January 31, 2000 and 1999

Consolidated Statements of Cash Flows
 For the Three Month Periods Ended
 January 31, 2000 and 1999

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

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                        January 31,  October 31,
                                          2000          1999
                                        ----------  -----------
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $   489,000   $   184,000
  Short term investments                 4,147,000     4,055,000
  Receivables:
    Trade                                  345,000       443,000
    Accrued oil and gas sales              295,000       362,000
    Other                                  536,000        77,000
                                       -----------   -----------
                                         5,812,000     5,121,000
                                       -----------   -----------

OIL AND GAS PROPERTIES, net, at cost,
 full cost method:
  Unevaluated                              870,000       788,000
  Evaluated                              4,972,000     5,126,000
                                       -----------   -----------
                                         5,842,000     5,914,000
                                       -----------   -----------

OTHER, net                                  69,000        43,000
                                       -----------   -----------

                                       $11,723,000   $11,078,000
                                       ===========   ===========

                L I A B I L I T I E S   A N D
           S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                     $   701,000   $   739,000
  Income taxes payable                     232,000       147,000
                                       -----------   -----------
                                           933,000       886,000
                                       -----------   -----------

DEFERRED INCOME TAXES                    1,333,000     1,227,000
                                       -----------   -----------

COMMITMENTS
                                       -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, without par
    value 5,000,000 shares
    authorized, none issued                   -             -
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    3,667,000 shares issued                367,000       367,000
  Capital in excess of par value         6,235,000     6,235,000
  Retained earnings                      4,070,000     3,578,000
  Treasury stock, at cost, 699,000
    shares in 2000 and 1999             (1,215,000)   (1,215,000)
                                       -----------   -----------
                                         9,457,000     8,965,000
                                       -----------   -----------

                                       $11,723,000   $11,078,000
                                       ===========   ===========


                     See accompanying notes.



                   CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                                            Three Months Ended
                                                January 31,
                                          ----------------------
                                             2000        1999
                                          ----------  ----------
REVENUES:
 Oil and gas sales                        $  636,000  $  643,000
 Operating                                   110,000     116,000
 Investment income and other                 249,000     127,000
 Non-recurring litigation settlement         349,000        -
                                          ----------  ----------
                                           1,344,000     886,000
                                          ----------  ----------

COSTS AND EXPENSES:
 Oil and gas production                      254,000     204,000
 Depreciation, depletion and
  amortization                               138,000     257,000
 General and administrative                  228,000     193,000
                                          ----------  ----------
                                             620,000     654,000
                                          ----------  ----------

INCOME BEFORE
 INCOME TAXES                                724,000     232,000

INCOME TAXES                                (232,000)    (81,000)
                                          ----------  ----------

NET INCOME                                   492,000     151,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD                       3,578,000   2,967,000
                                          ----------  ----------

RETAINED EARNINGS,
 END OF PERIOD                            $4,070,000  $3,118,000
                                          ==========  ==========

BASIC AND DILUTED
NET INCOME PER SHARE                           $ .16       $ .05
                                               =====       =====


                        See accompanying notes.


                   CREDO PETROLEUM CORPORATION
        Consolidated Statements of Cash Flows - Unaudited

                                               Three Months Ended
                                                  January 31,
                                            ----------------------
                                               2000         1999
                                            ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $  492,000   $  151,000
 Non-cash expenses included in net income:
  Depreciation, depletion and amortization    138,000      257,000
  Deferred income taxes                       106,000       81,000
  Other                                         7,000       (3,000)
 Changes in operating assets and liabilities:
  Proceeds from short term investments        676,000      700,000
  Purchase of short term investments         (768,000)  (1,578,000)
  Trade receivables                            98,000     (108,000)
  Accrued oil and gas sales                    67,000      (32,000)
  Other current assets                       (459,000)     506,000
  Income taxes payable                         85,000         -
  Accounts payable                            (38,000)       5,000
                                           ----------   ----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         404,000      (21,000)
                                           ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties, net                  (67,000)    (107,000)
 Changes in long-term assets                  (32,000)        -
                                           ----------   ----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                         (99,000)    (107,000)
                                           ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                      -         (72,000)
                                           ----------   ----------

NET CASH USED BY FINANCING ACTIVITIES            -         (72,000)
                                           ----------   ----------


INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             305,000     (200,000)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                          184,000      349,000
                                           ----------   ----------

 End of Period                             $  489,000   $  149,000
                                           ==========   ==========


                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         January 31, 2000


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At January 31, 2000, working capital was $4,879,000, up 15% from the fiscal year ended October 31, 1999. Cash flow from operating activities before working capital changes totaled $743,000 for the three months, up 53% from the same period last year. Cash flow was used to fund net oil and gas property expenditures totaling $67,000. Excess cash flow is reflected in the increase in working capital.

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

     Commitments for future capital expenditures were approximately $500,000 at January 31, 2000. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or 'short', selling in the NYMEX futures market, and are closed by purchasing offsetting long' positions. Such hedges do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed and gains or losses recognized for financial reporting purposes as related production occurs. However, hedges may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized.

     There were no hedging gains or losses for the quarter ended January 31, 2000. Hedging gains, included in oil and gas income, for the three months ended January 31, 1999 were approximately $100,000. Hedging losses were approximately $49,000 for the quarter ended October 31, 1999.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

             Three Months Ended  Three Months Ended   Percent  Percent
              January 31, 2000    January 31, 1999     Volume    Price
             ------------------  ------------------
Product        Volume    Price     Volume    Price     Change   Change
-------       -------   -------   -------  -------   -------  -------
Gas (Mcf)     173,800    $ 2.33   237,600   $ 2.32(1)   - 27%    +  1%
Oil (bbls)      9,500    $24.26     8,200   $11.29      + 16%    +115%

             Three Months Ended  Three Months Ended   Percent  Percent
              January 31, 2000    October 31, 1999     Volume    Price
             ------------------  ------------------
Product        Volume    Price     Volume   Price     Change   Change
-------       -------   -------   -------  -------   -------  -------
Gas (Mcf)     173,000    $ 2.33   206,700   $ 2.20(2)   - 16%    +  6%
Oil (bbls)      9,500    $24.26     9,500   $20.08         0%    + 21%

(1) Includes $.42/Mcf hedging gain.
(2) Includes $.24/Mcf hedging loss.

     For the quarter ended January 31, 2000, the decline in gas production compared to the same quarter last year is primarily due to lost production from the Tracy Federal #1 well, which was sold in the fourth quarter of fiscal year 1999, and the decline in production levels from the Cline #11-1 well as discussed below. The increase in oil volumes is principally due to production from the S.E. Hewett waterflood project which is kicking'.

     The decline in production for the first quarter of 2000 compared to the immediately preceding quarter is primarily caused by production lost due to down-hole mechanical problems (as discussed below) on the J.C. Carroll well, the company's largest well in terms of production and reserves. Also as is discussed below, production from the Cline #11-1 well declined significantly between the periods.

     The J.C. Carroll well, on which the company installed its patented fluid lift technology in July, 1999 is now the company's largest producing property. The company owns a 75% working interest and a 60% net revenue interest in the well and is the operator. The company had expected that production from the J.C. Carroll well would replace production lost due to sale of the Tracy Federal #1 well and production declines on the Cline #11-1 well. However, the Carroll well was down approximately one-half of the first quarter for problems related to down-hole pressure control related to the operations of the new fluid lift technology installed on the well in the last half of 1999. The well was successfully worked-over and returned to production in mid-February, and is producing without recurrence of the mechanical problems. During the quarter ended January 31, 2000, the well accounted for approximately 19% of the company's total gas production. The well has a very limited operating history using the new production technology, and accordingly, production levels and reserve estimates must be viewed as being subject to significant change as more data about the well becomes available.

     The Cline 11-1 well was previously the company's largest producing property. The company owns 49% of the well and is the operator. Reserve estimates for the Cline #11-1 well must be viewed as subject to significant change as more data about the well becomes available. In the first quarter of fiscal 2000, the well accounted for 10% of the company's total gas production compared to 25% in fiscal 1999 and compared to 16% in the immediately preceding quarter. The well was drilled and completed in January 1998, and measured surface casing pressures initially declined more rapidly than expected, indicating that the reservoir is smaller than originally expected. However, pressures have recently begun to stabilize with the well producing at a rate of approximate 340 Mcfgd and minor amounts of oil and water. Accordingly, the company is optimistic that the severe production and pressure declines experienced over the past 18 months have stabilized.

     During the fourth quarter of fiscal 1999, the company sold its 78% interest in the Tracy Federal #1 well for $487,000. The well had been producing at a daily rate of approximately 300 Mcfgd. Sale proceeds were recorded as a reduction to oil and gas property costs. Proved reserves attributed to the well were 455,000 Mcfg and 6,000 barrels of condensate.

     As previously reported, the company is participating in the refinement and application of patented fluid lift technology. The technology efficiently lifts fluids from wellbores using down-hole pressure differentials, and is primarily applicable to mature natural gas wells in low-pressure reservoirs. At January 31, 2000, the technology has been installed on five of the company's gas wells, of which four have equaled or exceeded the company's expectations. The latest installation, completed in July 1999, resulted in restoring a non-producing well to current daily production of approximately 600 to 650 Mcfg.

     On the west side of Wyoming's Powder River Basin, the company participated in a significant wildcat drilling play to develop coal bed methane (CBM) reserves on its 13,000 gross acre (1,253 net acre) Sheridan Prospect. Approximately 100 wells have been drilled on the prospect. Including drilling and installation of production infrastructure (gathering, electricity, water disposal, etc.), the company estimates that its share of costs incurred to date is approximately $600,000, most of which was unbilled at first quarter-end. There has been no significant production from the prospect, and the company's share of estimated total costs could range up to $3,000,000. After first quarter-end, the company sold its interest in the Sheridan Prospect for approximately $375,000 plus assumption by the buyer of all costs incurred from inception of the project. The company also retained a small overriding royalty interest in the prospect. The sale is scheduled to close in mid-March and will result in payment to the company of $375,000 plus reimbursement of approximately $90,000 of costs. The company has retained its ownership of 17,000 gross (3,900 net ) acres of CBM leases located on the eastern side of the Powder River Basin.

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

RESULTS OF OPERATIONS

Quarter Ended January 31, 2000 Compared to Quarter Ended January
31, 1999

     Net income for the quarter ended January 31, 2000 increased
226% to $492,000 compared to $151,000 for the same quarter last year.

     Total revenues increased 52% to $1,344,000 in the first quarter of 2000 compared to $886,000 last year. Oil and gas sales decreased $7,000, or 1% to $636,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 1% to $2.33 per Mcf compared to $2.32 last year. Hedging gains totaled $.42 per Mcf for the first quarter of 1999. There were no hedging transactions during the first quarter of 2000. Net wellhead prices increased 23% to $2.33 per Mcf compared to $1.90 last year. Net wellhead oil price realizations increased 115% to $24.26 per barrel compared to $11.29 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $110,000. Gas volumes declined 27% and oil volumes increased 16%. The net effect of these volume changes was to decrease oil and gas sales by $117,000. Operating income declined 5% due to the sale of several marginal operated properties during 1999. Investment income increased 96% due to an increase in the amount of short-term investments and due to improved performance on certain of the company's short-term investments.

     Nonrecurring litigation settlement income of $349,000 is due to partial recovery of investment losses incurred by the company in 1990 by settlement of a lawsuit.

     Total costs and expenses were $620,000 in the first quarter of 2000, compared to $654,000 last year. General and administrative expenses increased 18% primarily due to a broad upward trend in the costs of administration. Depreciation, depletion and amortization decreased 46% to $138,000 primarily due to proceeds from sale of certain properties that reduced the amortization base, completion of the amortization of certain operating rights which had been accelerated into the first quarter of 1999, and by decreased gas production compared to the first quarter of 1999. The 24% increase in oil and gas production expenses principally reflects costs associated with timing of workovers and repairs.

Quarter Ended January 31, 2000, Compared to Quarter Ended
October 31, 1999

     In the first quarter of fiscal 2000, net income increased
131% to $492,000 compared to $213,000 in the prior quarter.

     Total revenues increased 73% to $1,344,000 compared to $779,000 in the prior quarter. Oil and gas sales declined $9,000, or 1% to $636,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations increased 6% to $2.33 per Mcf compared to $2.20 last quarter. Hedging losses deducted $.24 per Mcf from fourth quarter 1999 price realizations. There were no hedging transactions in the first quarter of 2000. Net wellhead prices decreased 5% to $2.33 per Mcf compared to $2.44 last quarter. Net wellhead oil price realizations increased 21% to $24.26 per barrel compared to $20.08 last quarter. The net effect of these price changes and hedging transactions was to increase oil and gas sales by $67,000. Gas volumes declined 16% to 173,800 Mcf compared to 206,700 last quarter. Oil volumes remained at 9,500 barrels for both quarters. The net effect of gas volume changes was to decrease oil and gas sales by $76,000. Operating income increased $3,000 compared to the prior quarter. Investment income increased $222,000 due to redistribution of the company's short-term investments and elimination of certain short-term investments that were not performing at an acceptable level.

     Total costs and expenses were $620,000 in the first quarter of 2000, compared to $492,000 last quarter. Depreciation, depletion and amortization increased to $138,000 compared to $42,000 in the prior quarter due to sales of several properties in the fourth quarter of 1999 which resulted in a reduction in total fiscal year 1999 DD&A. The 12% increase in oil and gas production expenses reflect costs associated with the timing of workovers and repairs. General and administrative expenses increased 1.5% compared to the prior quarter due to timing of certain expenditures. Income taxes were provided at 32% and 25% for the quarters ended January 31, 2000 and October 31, 1999 respectively. The 25% rate in the prior quarter was due to multiple transactions in the fourth quarter of 1999 that resulted in a downward adjustment of the annual tax rate.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 15, 2000      By:  /s/ James T. Huffman
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                             By:  /s/ Alford B. Neely
                                  Alford B. Neely
                                  Vice President and
                                  Chief Financial Officer