Form 10QSB
period 2000-04-30
CREDO PETROLEUM CORP
filed 2000-06-14
CIK 277924

_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For Quarter Ended April 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
May 31, 2000:   Common stock, $.10 par value - 2,979,000
                Preferred stock, no par value - None issued

_________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                       Index to Form 10-QSB

                 For Quarter Ended April 30, 2000

________________________________________________________________


PART I - FINANCIAL INFORMATION (unaudited)

Consolidated Balance Sheets
 As of April 30, 2000 and October 31, 1999

Consolidated Statements of Earnings and Changes in  Retained
 Earnings For the Six and Three Month Periods Ended
 April 30, 2000 and 1999

Consolidated Statements of Cash Flows
 For the Six Month Periods Ended April 30, 2000 and 1999

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


                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                        April 30,   October 31,
                                          2000          1999
                                      ------------  -----------
                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents            $    305,000  $   184,000
 Short term investments                  5,133,000    4,055,000
 Receivables:
   Trade                                   385,000      443,000
   Accrued oil and gas sales               361,000      362,000
   Other                                    63,000       77,000
                                       -----------  -----------
                                         6,247,000    5,121,000
                                       -----------  -----------
OIL AND GAS PROPERTIES, net, at cost,
full cost method:
 Unevaluated                               540,000      788,000
 Evaluated                               5,105,000    5,126,000
                                       -----------  -----------
                                         5,645,000    5,914,000
                                       -----------  -----------

OTHER, net                                  89,000       43,000
                                       -----------  -----------

                                       $11,981,000  $11,078,000
                                       ===========  ===========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                           E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $   767,000  $   739,000
 Income taxes payable                       68,000      147,000
                                       -----------  -----------
                                           835,000      886,000
                                       -----------  -----------

DEFERRED INCOME TAXES                    1,465,000    1,227,000
                                       -----------  -----------

COMMITMENTS                            ___________  ___________
                                       -----------  -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par
   value 5,000,000 shares
   authorized, none issued                    -            -
 Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,678,000 shares issued                 367,000      367,000
 Capital in excess of par value          6,235,000    6,235,000
 Retained earnings                       4,294,000    3,578,000
 Treasury stock, at cost,
   699,000 shares in 2000 and 1999      (1,215,000)  (1,215,000)
                                       -----------  -----------
                                         9,681,000    8,965,000
                                       -----------  -----------

                                       $11,981,000  $11,078,000
                                       ===========  ===========

                     See accompanying notes.

                        CREDO PETROLEUM CORPORATION
             Consolidated Statements of Earnings And Changes in
                       Retained Earnings - Unaudited

                         Six Months   Six Months    Quarter      Quarter
                            Ended        Ended       Ended        Ended
                          April 30,    April 30,    April 30,    April 30,
                            2000         1999         2000         1999
                         ----------   ----------   ----------   ----------

REVENUES:
 Oil and gas sales       $1,316,000   $1,245,000   $  680,000   $  602,000
 Operating                  212,000      217,000      102,000      101,000
 Investment income and
   other                    345,000      245,000       92,000      118,000
 Non-recurring
  litigation settlement     345,000         -            -            -
                         ----------   ----------   ----------   ----------
                          2,218,000    1,707,000      874,000      821,000
                         ----------   ----------   ----------   ----------

COSTS AND EXPENSES:
 Oil and gas production     434,000      381,000      180,000      177,000
 Depreciation, depletion
  and amortization          288,000      481,000      149,000      224,000
 General and
  administrative            443,000      389,000      216,000      196,000
                         ----------   ----------   ----------   ----------
                          1,165,000    1,251,000      545,000      597,000
                         ----------   ----------   ----------   ----------

INCOME BEFORE
 INCOME TAXES             1,053,000      456,000      329,000      224,000

INCOME TAXES               (337,000)    (160,000)    (105,000)     (79,000)
                         ----------   ----------   ----------   ----------

NET INCOME                  716,000      296,000      224,000      145,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD      3,578,000    2,967,000    4,070,000    3,118,000
                         ----------   ----------   ----------   ----------

RETAINED EARNINGS,
 END OF PERIOD           $4,294,000   $3,263,000   $4,294,000   $3,263,000
                         ==========   ==========   ==========   ==========

BASIC NET INCOME
 PER SHARE               $      .24   $      .10   $      .08   $      .05
                         ==========   ==========   ==========   ==========

DILUTED NET INCOME
 PER SHARE               $      .23   $      .10   $      .07   $      .05
                         ==========   ==========   ==========   ==========

                       See accompanying notes.

                        CREDO PETROLEUM CORPORATION
             Consolidated Statements of Cash Flows - Unaudited

                                                     Six Months Ended
                                                         April 30,
                                                -------------------------
                                                    2000          1999
                                                -----------   -----------

OPERATING ACTIVITIES:
 Net income                                     $   716,000   $   296,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization          288,000       481,000
  Deferred income taxes                             238,000       160,000
  Other                                               7,000         4,000
 Changes in operating assets and liabilities:
  Proceeds from short term
   investments                                      948,000       850,000
  Purchase of short term investments             (2,026,000)   (1,750,000)
  Trade receivables                                  58,000       (82,000)
  Accrued oil and gas sales                           1,000         3,000
  Other                                              14,000       505,000
  Accounts payable                                   28,000      (299,000)
  Income tax payable                                (79,000)         -
                                                -----------   -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               193,000       168,000
                                                -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                        (19,000)     (274,000)
 Changes in long-term assets                        (53,000)         -
                                                -----------   -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                               (72,000)     (274,000)
                                                -----------   -----------


FINANCING ACTIVITIES:
 Purchase of treasury stock                            -          (94,000)
                                                -----------   -----------

NET CASH USED BY FINANCING ACTIVITIES                  -          (94,000)
                                                -----------   -----------


INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   121,000      (200,000)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                                184,000       349,000
                                                -----------   -----------

 End of Period                                  $   305,000   $   149,000
                                                ===========   ===========

                        See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         April 30, 2000


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At second quarter end, working capital was $5,412,000, up 28% from the fiscal year ended October 31, 1999. Cash flow from operating activities before working capital changes totaled $1,249,000 for the six months, up 33% from the same period last year. Cash flow was used to fund oil and gas property expenditures totaling $537,000, before $518,000 of property sales proceeds. Excess cash flow is reflected in the increase in working capital.

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

     The company's present natural gas hedge covers the months of May 2000 through October 2000. At April 30, 2000, open hedge positions totaled 120,000 Mcfg (thousand cubic feet gas) at an average price of $3.01 per Mcf and represented approximately 33% of expected natural gas production for the months of May through October 2000.

     No hedging losses are included in oil and gas income for the three and six month periods ended April 30, 2000. Hedging gains were approximately $102,000 and $203,000 for the three and six month periods ended April 30, 1999, respectively. At April 30, 2000, hedging losses related to futures contract months beyond second quarter-end (May through October) have been deferred and will be recognized as the related production occurs. These losses totaled $17,000 of which $2,000 are realized and $15,000 are unrealized. Beginning in May 2000, natural gas prices rose sharply above the company's $3.01 average hedge price as fundamentals have steadily improved. Accordingly, the company expects to realize a significant hedging loss on the remaining portion of the hedge which should be offset by increased cash market prices expected to be received by the company.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                 Six Months            Six Months       Percent  Percent
           Ended April 30, 2000  Ended April 30, 1999    Volume   Price
           --------------------  --------------------
Product       Volume    Price       Volume    Price      Change   Change
-------      -------   ------      -------   ------     -------  -------
Gas (Mcf)    345,400   $ 2.39      453,500   $ 2.23(1)    - 24%    +  7%
Oil (bbls)    19,100   $25.66       19,400   $12.11       -  2%    +111%

                Three Months          Three Months      Percent  Percent
           Ended April 30, 2000  Ended April 30, 1999    Volume   Price
           --------------------  --------------------
Product       Volume    Price       Volume    Price      Change   Change
-------      -------   ------      -------   ------     -------  -------
Gas (Mcf)    170,700   $ 2.46      215,900   $ 2.12(2)    - 21%    + 16%
Oil (bbls)     9,600   $27.04       11,200   $12.89       - 14%    +110%

(1)  Includes $.45 Mcf hedging gain.
(2)  Includes $.47 Mcf hedging gain.

     The decline in fiscal 2000 oil and gas production for the six month and three month periods compared to the same periods last year primarily reflects the sale of the Tracy Federal #1 well and a steep (but expected) production decline on the Cline #11-1 well, both as discussed below.

     During the fourth quarter of fiscal 1999, the company sold its 78% interest in the Tracy Federal #1 well for $487,000. The well accounted for 6% of the company's gas production for both the three and six month periods ended April 30, 1999. At the time of the sale, the well was producing approximately 300 Mcfgd. The sale was precipitated by declining production rates and concern that the wellbore was loading-up' with fluids which could not be efficiently removed due to the well's depth, its remote location, and pipeline restraints. Proved reserves attributed to the well at the time of sale were 455,000 Mcfg and 6,000 barrels of oil. Sale proceeds were recorded as a reduction to oil and gas property costs.

     During fiscal 1999, the Cline #11-1 was the company's largest producing well accounting for 28% of gas production for both the three and six month periods ended April 30, 1999. Production from the well has declined steeply and accounted for only 7% and 9%, respectively, of the company's gas production for the comparable three and six month periods ended April 30, 2000. The well is completed in a Basal Morrow sand which has good porosity and very high deliverability. That sand is depleting at a rapid rate due to its high delivery rates and limited areal extent. As previously reported, the steep production decline rate was indicated by rapidly falling reservoir pressure. The Basal Morrow sand in the Cline #11-1 well has been very prolific for the area having produced 1.05 Bcfg and 6,700 barrels of oil in 26 months. The current daily production rate is 290 Mcfg and four barrels of water. The well also contains three productive Morrow sands located up-hole from the Basal sand which have not been opened for production pending depletion of the Basal Morrow sand. Combined estimated reserves and production from the upper sands are expected to exceed those of the Basal sand, however, the upper sands are not as porous and, thus, are expected to produce at significantly lower rates than the Basal sand. The company owns 49% of the well and is the operator.

     Lower fiscal 2000 gas production resulting from the rapid production decline on the Cline #11-1 well and sale of the Tracy Federal #1 well (both described above) was partially offset by new wells added which accounted for 16% and 21% of the company's gas production for the three and six month periods ended April 30, 2000, respectively. One such well, the J. C. Carroll #1, on which the company installed the patented fluid lift technology discussed below, is presently the company's largest producing well accounting for 15% and 12% of the company's gas production for the three and six month periods ended April 30, 2000, respectively. The well is currently producing 600 to 630 Mcfgd. The Carroll well was expected to contribute a greater percentage of production in both periods, however, it was down approximately one-half of the first quarter of fiscal 2000 and one-third of the second quarter of fiscal 2000 due to down-hole pressure control problems related to down-hole valves being cut by sand produced from the Morrow formation. After several attempts, the company successfully modified the valves, and the well has produced since late February 2000 without recurrence of the problem. Estimated reserves attributed to the well are 1.5 Bcfge of which the company's share is 886,000 Mcfge. The well has a very limited operating history using the new fluid lift technology, and accordingly, production levels and reserve estimates must be viewed as being subject to significant change as more data about the well becomes available. The company owns a 75% working interest and a 60% net revenue interest in the J. C. Carroll well and is the operator.

     As previously reported, the company participated in developing new fluid lift technology for low-pressure (significantly depleted) gas reservoirs. This patented technology employs down-hole pressure differentials to efficiently lift fluids from the wellbores. Among other things, removing the fluids from the wellbore reduces the hydrostatic pressure against the formation thereby allowing gas to flow into the wellbore. The technology is most effective in wells deeper than 10,000 feet where conventional fluid lift systems lose efficiency. The technology is installed on a total of five wells, including the J. C. Carroll well discussed above. All but one have equaled or exceeded expectations. The J. C. Carroll well ranks as the company's largest producing well while another application ranks as the company's fourth largest well. The company is currently installing the technology on an 18,600 foot well located in western Oklahoma. Three additional installations or expected to be completed on 12,000 foot, or deeper, wells during the next six to eight months. The company believes that the technology will prove to be a cost effective, low risk, and repeatable means to significantly increase its gas production and reserves.

     During fiscal 1999 and the first quarter of fiscal 2000, the company participated in a significant wildcat drilling program to develop coal bed methane (CBM) reserves on its 13,000 gross acre (1,253 net acre) Sheridan Prospect located on the west side of Wyoming's Powder River Basin. Approximately 100 wells were drilled on the prospect. The company estimated that its share of drilling and infrastructure (gathering, electricity, water disposal, etc.) costs incurred was $600,000 to $700,000. There has been no significant production from the prospect, and the company's share of total costs to fully develop the prospect ranged up to $3,000,000. During the second quarter of fiscal 2000, the company sold its remaining interest in the Sheridan Prospect for approximately $375,000 plus assumption by the buyer of all drilling and infrastructure costs incurred by the company from inception of the project. The company also retained a small overriding royalty interest in the prospect. Sales proceeds were recorded as a reduction in oil and gas property costs.

     The company also owns 17,000 gross (3,900 net) acres of CBM leases located on the eastern side of the Powder River Basin, including the 5,000 gross acre Recluse Prospect in which the company owns a 10% interest. Subsequent to second quarter-end, approximately 20 wells have been drilled on the Recluse Prospect that have been logged and are awaiting completion for production. Logs indicate that the prospect area contains productive coals.

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

RESULTS OF OPERATIONS

Six Months Ended April 30, 2000 Compared to Six Months Ended
April 30, 1999

     For the six months ended April 30, 2000, net income increased 142% to $716,000 compared to $296,000 for the same period last year.

     Total revenues increased 30% to $2,218,000 in the first half of 2000 compared to $1,707,000 last year. Oil and gas sales increased $71,000, or 6%, to $1,316,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 7% to $2.39 per Mcf compared to $2.23 last year. Hedging transactions increased first half 1999 price realizations by $.45 per Mcf, or 25%. There were no hedging transactions during the first half of fiscal 2000. Net wellhead prices for gas increased 34% to $2.39 per Mcf compared to $1.78 last year. Net wellhead oil price realizations increased 111% to $25.66 per barrel compared to $12.11 last year. The net effect of these price changes, including hedging transactions, was to increase oil and gas sales $337,000. Gas volumes declined 24% and oil volumes declined 2%. The net effect of volume changes was to reduce oil and gas sales by $266,000. Operating income was slightly lower due to sale of several marginal operated properties. Investment income increased 41% due to a substantial increase in funds invested which was partially offset by lower earnings rates on professionally managed investments.

     Non-recurring litigation settlement income of $345,000 resulted from settlement of a lawsuit related to investment losses incurred by the company in 1990.

     Total costs and expenses fell 7% to $1,165,000 in the first half of fiscal 2000 compared to $1,251,000 last year. General and administrative expenses rose 14% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization fell 40% primarily due to proceeds from sale of certain oil and gas properties reducing the property amortization base, certain operating rights becoming fully amortized during fiscal 1999, and lower gas production volumes in fiscal 2000 compared to fiscal 1999. The 14% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas revenues and costs associated with timing of workovers and repairs. Income taxes were provided at 32% in fiscal year 2000 and 35% in the prior year.

Quarter Ended April 30, 2000 Compared to Quarter Ended April 30,
1999

     Net income for the quarter ended April 30, 2000 increased
54% to $224,000 compared to $145,000 for the same quarter last year.

     Total revenues increased 6% to $874,000 in the second quarter of 2000. Oil and gas sales increased 13% to $680,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 16% to $2.46 per Mcf compared to $2.12 last year. Hedging transactions increased second quarter price realizations $.47 per Mcf, or 28%. Net wellhead prices for gas increased 49% to $2.46 per Mcf compared to $1.65 last year. Net wellhead oil price realizations increased 110% to $27.04 per barrel compared to $12.89 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $232,000. Gas volumes declined 21% and oil volumes declined 14%. The net effect of volume changes was to reduce oil and gas sales by $154,000. Operating income did not vary significantly between the periods. Investment income fell 22% due to lower earnings rates on professionally managed investments which were partially offset by increased funds invested.

     Total costs and expenses fell 9% to $545,000 in the second quarter of 2000 compared to $597,000 last year. General and administrative expenses rose 10% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization fell 33% primarily due to proceeds from sale of certain oil and gas properties reducing the property amortization base and lower gas production in fiscal 2000 compared to fiscal 1999. The slight increase in oil and gas production expenses reflects increased production taxes on higher oil and gas sales revenue which was mostly offset by reduced lease operating expenses resulting from correction in the second quarter of overstated first quarter 2000 lease operating expenses. Income taxes were provided at 32% in fiscal year 2000 and 35% in 1999.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 13, 2000          By:  /s/ James T. Huffman
                                  ---------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer


                              By:  /s/ Alford B. Neely
                                  ---------------------------
                                  Alford B. Neely
                                  Vice President and
                                  Chief Financial Officer