Form 10QSB
period 2000-07-31
CREDO PETROLEUM CORP
filed 2000-09-14
CIK 277924

________________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                 For Quarter Ended July 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of August 31, 2000: Common stock, $.10 par value - 2,979,000
                  Preferred stock, no par value - None issued


________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                 For Quarter Ended July 31, 2000

________________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
  As of July 31, 2000 (Unaudited)  and October 31, 1999

Consolidated Statements of Earnings and Changes in Retained
  Earnings (Unaudited) For the Nine and Three Month Periods
  Ended July 31, 2000 and 1999

Consolidated Statements of Cash Flows (Unaudited)
  For the Nine Month Periods Ended July 31, 2000 and 1999

Management's Discussion and Analysis of Financial
  Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable



The financial information furnished in this Form 10-QSB reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.


                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                           July 31,   October 31,
                                          2000          1999
                                       -----------   -----------
                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents             $   246,000   $   184,000
 Short term investments                  5,017,000     4,055,000
 Receivables:
  Trade                                    364,000       443,000
  Accrued oil and gas sales                483,000       362,000
  Other                                     59,000        77,000
                                       -----------   -----------
                                         6,169,000     5,121,000
                                       -----------   -----------

OIL AND GAS PROPERTIES, net, at cost,
 full cost method:
  Unevaluated                            1,011,000       788,000
  Evaluated                              5,046,000     5,126,000
                                       -----------   -----------
                                         6,057,000     5,914,000
                                       -----------   -----------

OTHER, net                                  78,000        43,000
                                       -----------   -----------

                                       $12,304,000   $11,078,000
                                       ===========   ===========

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                          E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $   729,000   $   739,000
 Income taxes payable                      246,000       147,000
                                       -----------   -----------
                                           975,000       886,000
                                       -----------   -----------

DEFERRED INCOME TAXES                    1,359,000     1,227,000
                                       -----------   -----------

COMMITMENTS                            ___________   ___________
                                       -----------   -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, without
  par value 5,000,000 shares
  authorized, none issued                     -             -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,678,000 shares issued                  367,000       367,000
 Capital in excess of par value          6,235,000     6,235,000
 Retained earnings                       4,583,000     3,578,000
 Treasury stock, at cost, 699,000
  shares in 2000 and 1999               (1,215,000)   (1,215,000)
                                       -----------   -----------
                                         9,970,000     8,965,000
                                       -----------   -----------

                                       $12,304,000   $11,078,000
                                       ===========   ===========


                     See accompanying notes.

                          CREDO PETROLEUM CORPORATION
              Consolidated Statements of Earnings And Changes in
                         Retained Earnings - Unaudited


                         Nine Months   Nine Months     Quarter      Quarter
                            Ended         Ended         Ended        Ended
                           July 31,      July 31,      July 31,     July 31
                            2000          1999          2000         1999
                         -----------   -----------   -----------  -----------
REVENUES:
 Oil and gas sales       $ 2,100,000   $ 1,799,000   $   784,000  $   554,000
 Operating                   316,000       322,000       104,000      105,000
 Investment income
  and other                  399,000       296,000        54,000       51,000
 Non-recurring
  litigation settlement      345,000          -             -            -
                         -----------   -----------   -----------  -----------
                           3,160,000     2,417,000       942,000      710,000
                         -----------   -----------   -----------  -----------

COSTS AND EXPENSES:
 Oil and gas production      680,000       591,000       246,000      210,000
 Depreciation, depletion
  and amortization           434,000       664,000       146,000      183,000
 General and
  administrative             610,000       550,000       167,000      161,000
                         -----------   -----------   -----------  -----------
                           1,724,000    1 ,805,000       559,000      554,000
                         -----------   -----------   -----------  -----------

INCOME BEFORE
 INCOME TAXES              1,436,000       612,000       383,000      156,000

INCOME TAXES                (431,000)     (214,000)      (94,000)     (54,000)
                         -----------   -----------   -----------  -----------

NET INCOME                 1,005,000       398,000       289,000      102,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD       3,578,000     2,967,000     4,294,000    3,263,000
                         -----------   -----------   -----------  -----------

RETAINED EARNINGS,
 END OF PERIOD           $ 4,583,000   $ 3,365,000   $ 4,583,000  $ 3,365,000
                         ===========   ===========   ===========  ===========


BASIC NET INCOME
 PER SHARE               $       .34   $       .13   $       .10  $       .03
                         ===========   ===========   ===========  ===========

DILUTED NET INCOME
 PER SHARE               $       .32   $       .13   $       .09  $       .03
                         ===========   ===========   ===========  ===========


                            See accompanying notes.

                        CREDO PETROLEUM CORPORATION
             Consolidated Statements of Cash Flows - Unaudited

                                                   Nine Months Ended
                                                        July 31,
                                              --------------------------
                                                  2000           1999
                                              ------------   -----------
OPERATING ACTIVITIES:
 Net income                                    $ 1,005,000   $   398,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization         434,000       664,000
  Deferred income taxes                            132,000       214,000
  Other                                             28,000         9,000
 Changes in operating assets and liabilities:
  Proceeds from short term investments           1,261,000     1,906,000
  Purchase of short term investments            (2,223,000)   (2,885,000)
  Trade receivables                                 79,000       (69,000)
  Accrued oil and gas sales                       (121,000)      (48,000)
  Other                                             18,000          -
  Accounts payable                                 (10,000)      506,000
  Income tax payable                                99,000      (133,000)
                                               -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          702,000       562,000
                                               -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                      (577,000)     (486,000)
 Changes in long-term assets                       (63,000)      (15,000)
                                               -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES             (640,000)     (501,000)
                                               -----------   -----------


FINANCING ACTIVITIES:
 Purchase of treasury stock                           -          (95,000)
                                               -----------   -----------

NET CASH USED IN FINANCING ACTIVITIES                 -          (95,000)
                                               -----------   -----------


INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               62,000       (34,000)

CASH AND CASH EQUIVALENTS:
 Beginning of Period                               184,000       349,000
                                               -----------   -----------

 End of Period                                 $   246,000   $   315,000
                                               ===========   ===========

                          See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          July 31, 2000


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At third quarter end, working capital was $5,194,000, up 29% from the fiscal year ended October 31, 1999. Cash flow from operating activities before working capital changes totaled $1,599,000 for the nine months, up 24% from the same period last year. Cash flow was used to fund oil and gas property expenditures totaling $1,095,000, before $518,000 of property sales proceeds. Excess cash flow is reflected in the increase in working capital.

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

     The company's present natural gas hedge covers the months of August 2000 through October 2000. At July 31, 2000, open hedge positions totaled 60,000 Mcfg (thousand cubic feet gas) at an average price of $3.01 per Mcf and represented approximately 35% of expected natural gas production for the months of August through October 2000.

     Hedging losses of $48,000 are included in oil and gas income for the three and nine month periods ended July 31, 2000. The company had hedging losses of $35,000 for the third quarter 1999 and hedging gains of $167,000 for the nine months ended July 31, 1999. At July 31, 2000, hedging losses related to futures contract months beyond third quarter-end (August through October) have been deferred and will be recognized as the related production occurs. These losses totaled $45,000 of which $14,000 are realized and $31,000 are unrealized. Current natural gas prices are continuing to be above the company's $3.01 average hedge price as fundamentals have steadily improved. Accordingly, the company expects to realize a significant hedging loss on the remaining portion of the hedge which should be offset by increased cash market prices expected to be received by the company.

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                  Nine Months           Nine Months
             Ended July 31, 2000   Ended July 31, 1999  Percent   Percent
             -------------------   -------------------   Volume    Price
Product        Volume   Price        Volume   Price      Change    Change
-------       -------  -------      -------  -------    -------   -------
Gas (Mcf)     511,800  $ 2.62(1)    650,900  $ 2.12(2)    - 21%    + 24%
Oil (bbls)     28,400  $26.72        29,400  $14.21       -  3%    + 88%

                Three Months           Three Months
             Ended July 31, 2000   Ended July 31, 1999  Percent   Percent
             -------------------   -------------------   Volume    Price
Product       Volume    Price        Volume   Price      Change    Change
-------      -------   ------       -------  ------     -------   -------
Gas (Mcf)     166,400  $ 3.09(3)    197,400  $ 1.88(4)    - 16%    + 64%
Oil (bbls)      9,300  $28.90        10,200  $17.97       -  9%    + 61%

(1) Includes $.09 Mcf hedging loss.
(2) Includes $.26 Mcf hedging gain.
(3) Includes $.29 Mcf hedging loss.
(4) Includes $.18 Mcf hedging loss.

     The decline in fiscal 2000 oil and gas production for the nine month and three month periods compared to the same periods last year primarily reflects the sale of the Tracy Federal #1 well and a steep (but expected) production decline on the Cline #11-1 well, both as discussed below.

     During the fourth quarter of fiscal 1999, the company sold its 78% interest in the Tracy Federal #1 well for $487,000. The well accounted for 9% and 7%, respectively, of the company's gas production for the three and nine month periods ended July 31, 1999. At the time of the sale, the well was producing approximately 300 Mcfgd. The sale was precipitated by declining production rates and concern that the wellbore was loading-up' with fluids which could not be efficiently removed due to the well's depth, its remote location, and pipeline restraints. Proved reserves attributed to the well at the time of sale were 455,000 Mcfg and 6,000 barrels of oil. Sale proceeds were recorded as a reduction to oil and gas property costs.

     During fiscal 1999, the Cline #11-1 was the company's largest producing well accounting for 28% of gas production for both the three and nine month periods ended July 31, 1999. Production from the well declined steeply and accounted for only 3% and 7%, respectively, of the company's gas production for the comparable three and nine month periods ended July 31, 2000. Of four productive Morrow sands in the wellbore, only the Basal Morrow sand was opened for production due to mechanical issues related to completing all four sands at the same time. In the area, the Basal Morrow sand is generally wet', but in the Cline #11-1 well it was slightly above the gas/water contact and had excellent porosity and permeability. The Basal Morrow sand produced high volumes of gas but pressures depleted rapidly indicating a limited gas reservoir above the water contact. It was, therefore, expected that the Basal Morrow zone would have a limited life, and as anticipated, it watered out' and was abandoned during the third quarter of 1999. It produced over
1.10 Bcfg and 6,700 barrels of oil in about 26 months. Three additional Morrow zones located above the Basal Morrow sand are currently being completed for production. Combined estimated reserves and production from the upper sands are expected to exceed those of the Basal sand, however, the upper sands are not as porous and, thus, are expected to produce at significantly lower rates than the Basal sand. The company owns 49% of the well and is the operator.

     Lower fiscal 2000 gas production resulting from the rapid production decline from the Basal Morrow sand in the Cline #11-1 well and sale of the Tracy Federal #1 well (both described above) was partially offset by new wells added which accounted for 20% and 25% of the company's gas production for the three and nine month periods ended July 31, 2000, respectively. One such well, the J. C. Carroll #1, on which the company installed the patented fluid lift technology discussed below, is presently the company's largest producing well accounting for 13% and 18% of the company's gas production for the three and nine month periods ended July 31, 2000, respectively. The well is currently producing 600 to 630 Mcfgd. The Carroll well was expected to contribute a greater percentage of production in the nine month period, however, it was down approximately two and a half months due to down-hole pressure control problems related to down-hole valves being cut by sand produced from the Morrow formation. After several attempts, the company successfully modified the valves, and the well has produced since late February 2000 without recurrence of the problem. Estimated reserves attributed to the well are 1.5 Bcfge of which the company's share is 886,000 Mcfge. The well has a very limited operating history using the new fluid lift technology, and accordingly, production levels and reserve estimates must be viewed as being subject to significant change as more data about the well becomes available. The company owns a 75% working interest and a 60% net revenue interest in the J. C. Carroll well and is the operator.

     As previously reported, the company participated in developing new fluid lift technology for low-pressure (significantly depleted) gas reservoirs. This patented technology employs down-hole pressure differentials to efficiently lift fluids from the wellbores. Among other things, removing the fluids from the wellbore reduces the hydrostatic pressure against the formation thereby allowing gas to flow into the wellbore. The technology is most effective in wells deeper than 10,000 feet where conventional fluid lift systems lose efficiency. The technology is installed on a total of five wells, including the J. C. Carroll well discussed above, with depths ranging from 6,500 to 12,000 feet. All but one have equaled or exceeded expectations. The J. C. Carroll well ranks as the company's largest producing well while another application ranks as the company's fourth largest well.

     During the third fiscal quarter 2000, in an attempt to significantly extend the operating limits of the Technology, the company installed it on an 18,600-foot well located in Oklahoma. The Technology operated successfully lifting approximately 20 barrels of water per day to the surface. However analysis of the water indicated that it was from an up-hole casing leak. The company elected to expose the casing to the producing formation based on results of a casing integrity test that proved to be inaccurate. Had the casing integrity test provided accurate information about the condition of the casing, the problem would have been avoided. The Technology has been removed in order to perform remedial work on the well. Remedial work consists of isolating the casing leak (which has been done), and then reperforating and acidizing the Hunton formation to attempt to re-establish communication between the wellbore and the formation. If that work is successful, the Technology will be reinstalled on the well. If it is not successful, the well will be abandoned and the Technology will be removed to another well.

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

     The company also owns 17,000 gross (3,900 net) acres of CBM leases located on the eastern side of the Powder River Basin, including the 5,000 gross acre Recluse Prospect in which the company owns a 10% interest. Approximately 20 wells have been drilled on the Recluse Prospect that have been logged and are awaiting completion for production. Logs indicate that the prospect area contains productive coals. Production testing and pipeline connection are expected during the fourth quarter of fiscal 2000.

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

     The total future deferred income tax liability under SFAS 109 is extremely complicated for any oil company to estimate due in part to the long-lived nature of depleting oil and gas reserves and variables such as product prices. Accordingly, the liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2000 Compared to Nine Months Ended
July 31, 1999

     For the nine months ended July 31, 2000, net income increased 153% to $1,005,000 compared to $398,000 for the same period last year.

     Total revenues increased 31% to $3,160,000 for the nine months ended July 31, 2000 compared to $2,417,000 last year. Oil and gas sales increased $301,000, or 17%, to $2,100,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 24% to $2.62 per Mcf compared to $2.12 last year. Hedging transactions decreased 2000 price realizations by $.09 per Mcf, or 3% compared to an increase in 1999 price realizations from hedging transactions of $.26 per Mcf, or 14%. Net wellhead prices for gas increased 46% to $2.71 per Mcf compared to $1.86 last year. Net wellhead oil price realizations increased 88% to $26.72 per barrel compared to $14.21 last year. The net effect of these price changes, including hedging transactions, was to increase oil and gas sales $705,000. Gas volumes declined 21% and oil volumes declined 3%. The net effect of volume changes was to reduce oil and gas sales by $404,000. Operating income was slightly lower due to sale of several marginal operated properties. Investment income increased 35% due to a substantial increase in funds invested.
An Illinois trust company in which the company deposited funds to be managed by a professional money manager recently filed bankruptcy due to a theft of funds by a related company. The trust company's assets were approximately $2.0 billion and it had approximately 20,000 customer accounts. The loss is approximately $68 million representing about 3.5% of the trust company's assets. The trust company served only as a conduit and accounting service for the company's funds which were immediately transferred to a major brokerage house. The court has allowed continued investment of the company's funds by its money manager. The company has filed motions to be excluded from the loss allocation. Due to uncertainties related to this matter and the company's conviction that its account should be excluded from any loss allocation, the company has not reserved for any potential loss. The company currently believes that its maximum exposure to loss allocation is approximately $75,000.

     Non-recurring litigation settlement income of $345,000
($241,000 after tax) resulted from settlement of a lawsuit related to investment losses incurred by the company in 1990.

     Total costs and expenses were $1,724,000 for the nine months ended July 31, 2000 compared to $1,805,000 last year. General and administrative expenses rose 11% due to inflationary pressures, additional staffing and the timing of certain expenditures. Depreciation, depletion and amortization fell 35% primarily due to proceeds from sale of certain oil and gas properties reducing the property amortization base, certain operating rights becoming fully amortized during fiscal 1999, and lower gas production volumes in fiscal 2000 compared to fiscal 1999. The 15% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas revenues and costs associated with timing of workovers and repairs. Income taxes were provided at 30% in fiscal year 2000 and 35% in the prior year. The tax rate reduction is based in part on actual tax rates for the prior fiscal year which were determined when the final tax return was filed.

Quarter Ended July 31, 2000 Compared to Quarter Ended July 31,
1999

     Net income for the quarter ended July 31, 2000 increased
183% to $289,000 compared to $102,000 for the same quarter last year.

     Total revenues increased 33% to $942,000 in the third quarter of 2000. Oil and gas sales increased 42% to $784,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 64% to $3.09 per Mcf compared to $1.88 last year. Hedging transactions decreased third quarter 2000 price realizations by $.29 per Mcf, or 9%, compared to a decrease in 1999 price realizations from hedging transactions of $.18 per Mcf, or 7%. Net wellhead prices for gas increased 64% to $3.38 per Mcf compared to $2.06 last year. Net wellhead oil price realizations increased 61% to $28.90 per barrel compared to $17.97 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $343,000. Gas volumes declined 16% and oil volumes declined 9%. The net effect of volume changes was to reduce oil and gas sales by $113,000. Operating income did not vary significantly between the periods. Investment income increased 6% due to an increase in funds invested.

     Total costs and expenses were $559,000 in the third quarter of 2000 compared to $554,000 last year. General and administrative expenses rose 4% due to inflationary pressures, additional staffing and the timing of certain expenditures. Depreciation, depletion and amortization fell 20% primarily due to proceeds from sale of certain oil and gas properties reducing the property amortization base and lower gas production in fiscal 2000 compared to fiscal 1999. The 17% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. Income taxes were provided at 25% in the third quarter of fiscal 2000 and 35% in 1999. The tax rate reduction is based in part on actual tax rates for the prior fiscal year which were determined when the final tax return was filed.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 12, 2000    By:   /s/ James T. Huffman
                                  --------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                             By:   /s/ John A. Alsko
                                  --------------------------
                                  John A. Alsko
                                  Vice President
                                  and Chief Financial Officer