Form 10KSB
period 2000-10-31
CREDO PETROLEUM CORP
filed 2001-01-29
CIK 277924

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


________________________________________________________________

                           FORM 10-KSB

________________________________________________________________

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES ACT OF 1934
           For The Fiscal Year Ended October 31, 2000


___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      SECURITIES EXCHANGE
                           ACT OF 1934

    For the transition period _____________ to _____________



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

                   Common Stock, $.10 Par Value
      3,034,000 Shares Outstanding, Net of Treasury Stock,
          at the Close of Business on December 31, 2000
             (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Issuer's revenues for its most recent fiscal year:  $4,204,000

As of December 31, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was approximately
$11,637,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 2001 Annual Meeting.

                             PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ("CREDO") was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ("SECO", "United" and collectively "the company"), are Denver, Colorado based independent oil and gas companies which engage in oil and gas acquisition, exploration, development and production activities mostly in the Mid-Continent and Rocky Mountain regions of the United States. The company operates in nine states and has nine employees. CREDO is an active operator in Kansas and the Rocky Mountain Region. United is an active operator doing business exclusively in Oklahoma, and SECO owns royalty interests primarily in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.

Business Activities

The company's primary business activities consist of (i) oil and gas production, (ii) application of recently developed fluid lift technology to low pressure gas reservoirs ("Calliope System"),
(iii) purchasing producing oil and gas properties, (iv) exploration for and development of oil and gas reserves, and (v) operation of oil and gas properties for the company's interest and for the interests of third parties.

Except for development, testing and application of the Calliope System, operations are concentrated on shallow to medium depth properties generally ranging from 7,000 to 10,000 feet. A portion of the funds necessary for the company's operation is raised through various cost sharing arrangements. Applications of the Calliope System are concentrated below 10,000 feet and, to date, have not required external sources of capital.

The company acts as "operator" of 80 wells pursuant to standard industry Operating Agreements, and it owns working and royalty interests in approximately 466 wells which are operated by outside parties. In addition, the company is general partner of three private limited partnerships. The Partnerships are in the production stage of operations.

Over the past three years, the company has participated in developing, testing, refining, and patenting the Calliope System. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. During 2000, the company purchased an unrestricted, exclusive license to the technology. The term of the license is 10 years, and it can be extended an additional five years to cover the entire 15 year term of the patent. At fiscal year end, the company had installed the technology on eight wells ranging in depth from 6,500 feet to 18,600 feet. Of the eight applications, three rank as the company's first, fifth, and sixth most valuable producing properties. Although the technology operated successfully on all of the applications, two of the applications were not economic due to wellbore problems (scaling and a casing leak) unrelated to the technology. The technology is being tested and refined with the objective of expanding its range of application and standardizing its application.

Markets and Customers

Marketing of the company's oil and gas production is influenced by many factors which are beyond the company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, market prices, and regulation, and actions of major foreign producers. The most recent oil price fall to below $10.00 per barrel and recovery to over $30.00 demonstrates the extreme volatility in oil prices.

Oil production is sold to crude oil purchasing companies at competitive spot field prices. Crude oil and condensate production are readily marketable. Crude oil prices are subject to world-wide supply and demand, and are primarily dependent upon available supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions.

Deregulation of natural gas pricing and transportation has resulted in far-reaching and fundamental changes in the producing, transportation and marketing segments of the natural gas industry. Gas price decontrol, the advent of an active spot market for natural gas, changes in demand for natural gas, and weather patterns cause prices received by the company to be subject to significant fluctuations. The company presently sells most of its gas through short-term contracts with terms of one year or less based on monthly "spot" prices. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

During fiscal 2000, gas prices rose to historic highs as accelerating demand outpaced the industry's ability to readily respond with additional supplies of natural gas. The industry's diminished size and capacity after 12 to 15 years of relative depression caused by low energy prices hampers its ability to respond to surging demand. For example, in the early 1980s the industry had approximately 4,000 drilling rigs compared to approximately 1,100 active rigs today. Management cannot reasonably predict the extent or timing of natural gas price fluctuations.

As discussed elsewhere in this Form 10-KSB, the company periodically hedges the price of a portion of its natural gas and crude oil production by forward selling in the futures markets.

Information concerning the company's major customers is included in Note (6) to the Consolidated Financial Statements. The company's ability to market its oil and gas is generally not dependent on a single purchaser.

Refer to "Management's Discussion and Analysis of Financial
Condition and Results of Operations" for further information regarding oil and gas markets and prices.

Competition and Regulation

The oil and gas industry is highly competitive. As a small independent oil and gas company, the company must compete against companies with substantially larger financial and other resources in all aspects of its business.

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. There are, however, significant water production and disposal issues related to the burgeoning coal bed methane play in Wyoming. These are currently the subject of considerable scrutiny by regulatory agencies and by land and mineral owners. These water issues may result in new legislation and environmental controls. It is not possible at this time for the company to predict what such legislation or controls, if any, might result or what impact they might have on the company's coal bed methane operations in Wyoming. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 2001. The company cannot predict what subsequent legislation or regulations may be enacted or what effect it will have on the company's business.

ITEM 2.  PROPERTIES

General

In 2000, capital expenditures for oil and gas activities totaled $1,855,000 (before property sales proceeds of $552,000). The company participated in drilling 31 gas wells and one oil well in Oklahoma and Wyoming (including 22 coal bed methane wells on its Recluse Prospect located on the east side of the Powder River Basin in Wyoming). The company also purchased interests in several properties and disposed of several non-strategic property interests. The company sold its remaining interest in the Sheridan coal bed methane property located on the west side of the Powder River Basin for $500,000 plus reimbursement and assumption by the buyer of approximately $850,000 of costs incurred by the company from inception of the project. A primary activity during 2000 centered on acquiring control of the Calliope System, and on continuing to test and refine the technology.

In 1999, capital expenditures for oil and gas activities totaled $670,000 (before property sales proceeds of $605,000). The company participated in drilling 33 gas wells in Oklahoma and Wyoming (including 30 coal bed methane wells on its Sheridan Prospect located on the western side of the Powder River Basin in Wyoming), and purchased and sold several producing property interests. During the fourth quarter of 1999, the company sold its 78.25% working interest in the Tracy Federal #1 well for $487,000. In addition, the company actively pursued the application and refinement of the Calliope System.

For more complete information regarding these activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities".

The company's reserves are concentrated in relatively few properties. At October 31, 2000, approximately 61% of the value of the company's estimated reserves were concentrated in 14% of the company's producing wells. The company's most significant producing property during 2000, the J.C. Carroll well, accounted for approximately 16% of total gas production and about 10% of the company's estimated proved gas reserve quantities at fiscal year end. The company owns 75% of the well and is the operator. The well is currently producing at the rate of approximately 610 Mcfg per day with minor amounts of oil and water. The company installed its Calliope System on this well in mid-1999 and within one month the technology restored a Morrow formation zone in the well, which was abandoned in 1994, to daily production of 620 to 675 Mcfg. The well has exceeded initial performance projections, and during 2000 the company increased its estimates of total reserves which will ultimately be recovered using the new fluid lift technology to 1.7 billion cubic feet of gas equivalent (Bcfge). The well has a limited operating history using the Calliope System, and accordingly, reserve estimates must be viewed as being subject to significant change as more data about the well becomes available.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 63% in 2000, 64% in 1999 and 62% in 1998 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years.
At October 31, 2000, natural gas represented 77% and crude oil represented 23% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (6) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $31.82, $21.01, and $12.59 per barrel for oil and $4.33, $2.73, and $2.03 per Mcf for gas as of October 31, 2000, 1999, and 1998, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                                Estimated Future
            Oil        Gas    Estimated Future     Net Revenues
Year      (bbls)*     (Mcf)*     Net Revenues   Discounted at 10%
------------------------------------------------------------------
2000    373,000   7,413,000      $ 31,475,000     $ 18,700,000
1999    321,000   6,683,000      $ 16,254,000     $  9,856,000
1998    314,000   6,676,000      $ 11,385,000     $  7,415,000

* Of 2000, 1999 and 1998 amounts, proved developed reserves were 340,000, 287,000, and 302,000 barrels of oil and 6,511,000,
  5,704,000, and 5,909,000 Mcf of gas, respectively.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.

                     2000             1999              1998
-------------------------------------------------------------------
Product        Volume   Price    Volume   Price    Volume   Price
-------------------------------------------------------------------
Gas (Mcf)     668,000   $ 2.84  858,000   $ 2.14  781,000  $ 1.98
Oil (bbls)     39,000   $27.88   39,000   $15.64   40,000  $14.10

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $6.21, $4.49, and $5.00 per barrel in 2000, 1999, and 1998, respectively. The increase in 2000 is primarily due to higher production taxes on significantly increased revenues resulting from higher product prices.

Productive Wells and Developed Acreage

Developed acreage at October 31, 2000 totaled 18,800 net and 101,300 gross acres. At October 31, 2000, the company owned working interests in 51.37 net (170 gross) wells consisting of 19.42 net (44 gross) oil wells and 31.96 net (126 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 376 oil and gas wells. In 2000, the company sold 3.88 net (39 gross) wells. In the same period, the company drilled and acquired interests in 5.67 net (31 gross) wells in which it did not previously own an interest and .08 net (six gross) wells where the company previously owned an interest.

Undeveloped Acreage

The following table sets forth the number of undeveloped acres (90% located in the Mid-Continent and Rocky Mountain Regions) which will expire during the next five fiscal years (and thereafter) unless production is established in the interim. Undeveloped acres "held-by-production" represent the undeveloped portions of producing leases which will not expire until commercial production ceases.

                             Royalty                Working
                         Interest Acreage      Interest Acreage
----------------------------------------------------------------
   Expiration
  Year Ending
   October 31            Gross      Net         Gross     Net
---------------------------------------------------------------
     2001                 -          -          1,200    1,000
     2002                5,300      100        14,800    2,400
     2003                5,800      100         5,800    1,400
     2004                8,700      100        14,000    3,500
     2005                1,000      500        13,300    4,600
   Thereafter            4,400      100        15,600    3,700
Held-By-Production     138,900    8,100        11,800    2,600
--------------------------------------------------------------

                       164,100    9,000        76,500   19,200
==============================================================

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

                         Gross Wells
-----------------------------------------------------------------

Year Ended   Total Gross      Exploratory           Development
                           ------------------    ----------------
October 31     Wells         Oil   Gas   Dry     Oil   Gas   Dry
-----------------------------------------------------------------
  2000          32             1   22(1)   4       -     4     1
  1999          33             -   31(1)   -       -     2     -
  1998           4             -    3      1       -     -     -
 1978-1997     141            11   30     71      15    10     4
-----------------------------------------------------------------

               210            12   86     76      15    16     5
=================================================================


                          Net Wells
-----------------------------------------------------------------

Year Ended   Total Net       Exploratory           Development
                         ------------------     -----------------
October 31     Wells     Oil     Gas     Dry    Oil    Gas    Dry
-----------------------------------------------------------------
  2000         4.021     .156  2.448(1)  .550     -    .367  .500
  1999         3.841      -    3.701(1)    -      -    .140   -
  1998         1.061      -     .811     .250     -     -     -
 1978-1997    24.556    1.401  4.973   10.693   4.350 1.654 1.485
-----------------------------------------------------------------

               33.479   1.557 11.933   11.493   4.350 2.161 1.985
=================================================================
(1) Shallow coal bed methane gas wells at less than 1,000 feet in depth in which the company owns approximately 10%.


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


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

                            2000                  1999
-------------------------------------------------------------
Fiscal Quarter Ended    High     Low         High      Low
-------------------------------------------------------------

January 31             $3.75    $3.06       $2.00     $1.75
April 30                4.00     3.00        3.00      1.75
July 31                 6.00     3.44        3.38      2.88
October 31              9.25     4.69        4.13      3.13

At December 31, 2000, the company had 4,031 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At fiscal year-end October 31, 2000, working capital was $4,706,000. Cash generated by operating activities (before working capital changes) totaled $2,109,000 in 2000, and $552,000 of cash was generated from sale of properties. Cash flow was used primarily to fund oil and gas acquisition and development expenditures totaling $1,855,000 and to increase working capital.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 2001 operations. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year-end. The company has no defined benefit plans and no obligations for post retirement employee benefits.

Product Prices, Production and Investments

Deregulation of natural gas pricing and transportation has resulted in far-reaching and fundamental changes in the natural gas industry. Gas price decontrol and the advent of an active spot market for natural gas have resulted in gas prices received by the company being subject to significant fluctuations. Prices generally respond to North American supply and demand. During 2000, demand for natural gas caused by U.S. economic expansion, return to normal winter temperatures and gas used to generate electricity has outpaced supply additions causing a tight market for natural gas supplies and rapidly increasing prices.

Significant world events and OPEC's production and pricing policies influence worldwide supply and demand and prices for crude oil and petroleum products. At December 31, 1998, inflation adjusted oil prices stood at 50 year lows of less than $10.00 per barrel but subsequently recovered to highs of over $30.00 per barrel during 2000. This fall and recovery in oil prices demonstrates the extreme volatility in oil prices.

Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has periodically hedged product prices by forward selling a portion of its production in the NYMEX futures market. This is done when the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price of a product is adequate to insure reasonable returns and downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset by opposite moves in the other market. During the past three years, the company hedged portions of its gas production. Hedging transactions resulted in losses of $141,000 in 2000, and gains of $118,000 and $29,000 in 1999 and 1998, respectively. There were no open hedge or speculative positions at October 31, 2000.

Gas and oil sales volume and price comparisons for the indicated years ended October 31 are set forth below.

                  2000             1999               1998
---------------------------------------------------------------
Product     Volume   Price    Volume   Price    Volume   Price
---------------------------------------------------------------
Gas (Mcf)  668,000  $ 2.84   858,000  $ 2.14   781,000  $ 1.98
% change      -22%    +33%      +10%    + 8%      +43%    -10%
Oil (bbls)  39,000  $27.88    39,000  $15.64    40,000  $14.10
% change      -       +78%       -2%    +11%      + 3%    -31%

The decline in natural gas volumes sold was primarily due to the combined effects of selling the Tracy Federal #1 well as discussed under "Oil and Gas Activities" below, and the expected rapid production decline on the Cline #11-1 well. The Cline
#11-1 was the company's largest producing well, accounting for 25% of the company's production last year. During 2000, it continued on a steep production decline resulting in the producing Lower Morrow sand being abandoned late in fiscal 2000 after producing 1.1 Bcfg and 6,700 barrels of oil. The steep decline was expected due to the limited areal extent of the sand. Late in fiscal 2000, the Cline well was recompleted in three up-hole Morrow sands and is currently producing about 300 Mcfgd. Loss of the high volume Cline well production together with sale of the Tracy Federal #1 well caused a 22% decrease in gas production in fiscal 2000 compared to last year. The company had hoped to offset the production loss by developing approximately 1,000 Mcfg per day from a Calliope installation on the 18,600-foot Wallace #1 well. However, a casing leak caused during the workover damaged the producing formation resulting in removal of the Calliope System from the well.

Pending deployment into oil and gas assets, the company invests surplus cash with professional money managers. At October 31, 2000, approximately 94% of such investments were with managers who specialize in market timing using U.S. mutual funds. These managers attempt to reduce market risk by entering and exiting stock mutual fund trades on a frequent and short-term basis. Remaining investments are primarily in professionally managed limited partnerships. The investments have a readily determinable market value and over 90% can be converted for use by the company within a few days. Average returns on these investments were approximately 14% in 2000 and 12% in both 1999 and 1998. The company believes that the most significant risk of its investment strategy is a single day catastrophic negative effect on the stock market of major, unexpected news.

Oil and Gas Activities

In fiscal 2000, capital expenditures for oil and gas activities totaled $1,855,000 (before $552,000 of property sales proceeds). The company participated for an average 13% interest in drilling 10 conventional wells in Oklahoma and Wyoming and 22 coal bed methane wells on its Recluse Prospect located on the east side of the Powder River Basin in Wyoming.

During the year, the company sold its remaining 12.5% interest in the Sheridan coal bed methane prospect located on the west side of the Powder River Basin of Wyoming. The sale price was approximately $500,000 plus reimbursement and assumption by the buyer of approximately $850,000 of costs incurred by the company from inception of the project. Sales proceeds reduced oil and gas property costs. On the east side of the Powder River Basin, the company commenced development of its Recluse coal bed methane prospect in which it owns a 10% interest. At fiscal year end, 22 wells had been drilled and completed on the prospect at depths of less than 1,000 feet. Production is expected to commence in the first quarter of 2001.

The most significant of the conventional wells was a 7,700 foot Lower Chester sand oil discovery in Ellis County, Oklahoma in which the company owns a 15% interest. The well has stabilized producing 220 barrels of oil and 220 Mcfg per day from one Lower Chester zone. A second zone also appears to be oil productive and will be worked over in early 2001. This well also encountered multiple productive Morrow gas sands that are not completed for production and may require a twin well to develop. Importantly, the company owns a 55% interest, and is operator of a direct offset location on which drilling is expected to commence in January 2001. There are possible additional locations on both the company's 15% and 55% owned acreage.

The S. E. Hewitt Waterflood Unit located in Carter County, Oklahoma in which the company owns a 20% interest is outperforming initial expectations, and is currently producing 220 barrels of oil per day and is continuing to increase. Additional drilling is being considered to develop additional reserves and accelerate production. At Southfork Field in Woods County, Oklahoma, four development gas wells have been drilled and six additional wells are planned. The company owns a 7% interest.

During fiscal 2000, the company purchased an unrestricted, exclusive license for the Calliope System. The initial License term is ten years. The License includes an option to extend the term to the remaining life of the patent(s). The License purchase price is $1,115,000, of which $170,000 has been paid. The balance is due in annual increments of $105,000 over the next nine years. In addition, the Licensor will receive a net 8.3% carried interest in any installation of the technology. If the option to extend the License after the initial ten-year term is exercised, the cost will be $94,000 per year plus the carried interest, and the term will run to the expiration of the last patent. The License grants CREDO unrestricted, exclusive rights to enter into any business transaction to apply or sell the technology including licensing and joint venturing.

The company participated in developing, testing and patenting the technology, and previously owned one-third of an exclusive license covering the technology as well as a non-exclusive license to use the technology on company wells.

Eight Calliope Systems have been installed at depths ranging from 6,500 feet to 18,600 feet. Each of these applications was a rigorous test for Calliope. Three applications were on dead wells--one for six years--that were scheduled to be plugged and abandoned. After being reinvigorated by Calliope, the three wells represent CREDO's first, fifth and sixth most valuable producing properties. Calliope wells represent 17% of the company's estimated proved reserves quantities at fiscal 2000 year-end, and 20% of the undiscounted value of such reserves.

During 2000, the company installed Calliope Systems on three wells. One system is operating successfully at about 9,800 feet. Another, at 12,600 feet, is installed but the start-up phase of operations is being hampered by bad weather in Oklahoma. The third system, at 18,600 feet, is temporarily abandoned due to formation damage from a casing leak during the Calliope installation. The installation at 18,600 feet was an attempt to significantly extend the application depth from the previous deepest application at 11,900 feet, and to develop reserves of about 2.0 Bcfge. The application was also the first attempt to use two concentric strings of coil tubing from top to bottom of a wellbore. Although the Calliope System worked effectively lifting approximately 18 barrels of fluid per day from 18,600 feet to the surface, a casing leak was created by an elective installation procedure that damaged the formation by dumping water which precipitated solids in the formation and plugged its permeability. The company has removed the Calliope System, isolated the casing leak, and is considering whether to treat the well further in an attempt to mitigate formation damage. The installation at 9,800 feet is a prototype application and the company's first attempt to use two concentric strings of very small coil tubing inside the well's conventional 2-3/8ths inch tubing. The prototype procedure was designed to avoid reconfiguring wellbores and exposing the producing formations to casing leaks similar to that which occurred on the 18,600 foot well. The installation was successful and increased the well's production about five-fold. The installation at 12,600 feet extends the 9,800-foot prototype application to a greater depth and attempts to develop about 1.3 Bcfge.

A Calliope System at depths of 10,000 to 13,000 feet generally costs $150,000 to $300,000, depending on individual well depths, pressures, and other down-hole considerations. The company expects to develop between 500 to 2000 million cubic feet of gas with one application at an average finding cost of less than $0.40 per Mcfg. If unsuccessful, a large portion of the cost consists of equipment which is reusable on other applications. Although Calliope operates successfully at shallow depths, the company believes it will be most effective on wells below 10,000 feet where conventional fluid lift systems lose efficiency at higher abandonment pressures.

The company's reserves are concentrated in relatively few properties. At October 31, 2000, approximately 61% of the value of the company's estimated reserves were concentrated in 14% of the company's producing wells. The company's most significant producing property during 2000, the J.C. Carroll well, accounted for approximately 16% of total gas production and about 10% of estimated proved gas reserve quantities at fiscal year-end. The company owns 75% of the well and is the operator. The well is currently producing at the rate of approximately 610 Mcfg per day with minor amounts of oil and water. The company installed a Calliope System on this 11,900 foot well in mid-1999 and within one month Calliope restored a Morrow formation zone which was abandoned in 1994 to daily production of 620 to 675 Mcfg. The well has exceeded initial performance projections, and during 2000 the company increased its estimate of total reserves which will ultimately be recovered using the Calliope System technology to 1.7 Bcfge. The well has a limited operating history using the Calliope System, and accordingly, reserve estimates must be viewed as being subject to significant change as more data about the well becomes available.

In fiscal 1999, capital expenditures for oil and gas activities totaled $670,000 (before $605,000 of property sales proceeds). During the year, the company participated for an average 11% interest in drilling, or new zone recompletions, of 33 gas wells located in Wyoming and Oklahoma.

The company's most significant drilling activity occurred on the Sheridan Prospect in the active coal bed methane play on the west side of the Powder River Basin of Wyoming. During fiscal year 1999, 30 shallow wells were drilled on the 15,000 gross acre (1,875 net acre) prospect.

The company also participated in drilling development gas wells in the South Fork Field located in Woods County, Oklahoma. The company purchased interests in 13 wells and took advantage of good product prices to sell its interest in 13 marginal wells. The company also sold its 78% interest in the Tracy Federal #1 well for $487,000. The well had high deliverability (about 300 Mcfg per day) but limited remaining reserves. Eight months after the sale, the well ceased producing. Sale proceeds were recorded as a reduction to oil and gas property costs. Proved reserves attributed to the well were 455,000 Mcfg and 6,000 barrels of condensate.

Results of Operations

In 2000, total revenues rose 32% to $4,204,000 compared to $3,196,000 in 1999. As the oil and gas price/volume table on page 8 shows, total gas price realizations, which reflect hedging transactions, rose 33% to $2.84 per Mcf and oil price realizations rose 78% to $27.88 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,076,000. Hedging losses were $141,000 in 2000 compared to hedging gains of $118,000 in 1999. Gas volumes produced declined 22% and oil volumes produced remained unchanged. The net effect of these volume changes was to decrease oil and gas sales by $550,000. As further explained on page 8, the decline in natural gas volumes sold was primarily due to the combined effects of selling the Tracy Federal #1 well and expected production declines on the Cline #11-1 well which was the company's largest producing well. Investment income and other rose 46% primarily due to an increase in funds invested.

Non-recurring litigation settlement income of $345,000 ($245,000 after tax) resulted from settlement of a lawsuit related to investment losses incurred by the company in 1990.

In 1999, total revenues rose 14% to $3,196,000 compared to $2,813,000 in 1998. As the oil and gas price/volume table on page 8 shows, total gas price realizations, which reflect hedging transactions, rose 8% to $2.14 per Mcf and oil price realizations rose 11% to $15.64 per barrel. The net effect of these price changes was to increase oil and gas sales by $189,000. Hedging gains were $118,000 in 1999 compared to $29,000 in 1998. Gas volumes produced rose 10% and oil volumes produced declined 2%. The net effect of these volume changes was to increase oil and gas sales by $151,000. The increase in gas production resulted from new wells added during the year. Operating income fell 8% due to the sale of several marginal operated properties. Investment income and other rose 33% primarily due to the increase in the amount of short-term investments.

In 2000, total costs and expenses rose marginally to $2,307,000 compared to $2,298,000 in 1999. DD&A fell 32% compared to 1999 due primarily to lower production volumes and proceeds from sales of certain properties that reduced the amortization base. Oil and gas production expenses rose 14% primarily due to increased production taxes on higher oil and gas revenues and costs associated with timing of workovers and repairs. General and administrative expenses rose 15% due to inflationary pressures and additional staffing. The effective tax rate was 29% in 2000 compared to 32% in 1999.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995

This Form 10-KSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-KSB, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those described in the forward-looking statements.


ITEM 7.  FINANCIAL STATEMENTS


Index to Consolidated Financial Statements


Consolidated Balance Sheets, October 31, 2000 and 1999

Consolidated Statements of Operations for the Three Years Ended
 October 31, 2000

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 2000

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 2000

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 2000 and 1999


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

Assets                                    2000              1999
----------------------------------------------------------------
Current assets:
  Cash and cash equivalents       $    484,000      $    184,000
  Short-term investments             4,626,000         4,055,000
  Receivables:
    Trade                              227,000           443,000
    Accrued oil and gas sales          472,000           362,000
    Other                              108,000            77,000
----------------------------------------------------------------

      Total current assets           5,917,000         5,121,000
----------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                        1,601,000           788,000
  Evaluated                          5,134,000         5,126,000
----------------------------------------------------------------

      Net oil and gas properties     6,735,000         5,914,000
----------------------------------------------------------------

Exclusive license agreement, net of
 amortization of $12,000               688,000              -
----------------------------------------------------------------

Other, net                             166,000            43,000
----------------------------------------------------------------

                                  $ 13,506,000      $ 11,078,000
================================================================



Liabilities and Stockholders' Equity
----------------------------------------------------------------

Current liabilities:
  Accounts payable and
   accrued liabilities            $    935,000      $    739,000
  Income taxes payable                 276,000           147,000
----------------------------------------------------------------

      Total current liabilities      1,211,000           886,000
----------------------------------------------------------------

Deferred income taxes, net           1,408,000         1,227,000
----------------------------------------------------------------

Exclusive license obligation,
 less current obligations
 of $40,000                            500,000              -
----------------------------------------------------------------

Commitments
----------------------------------------------------------------

Stockholders' equity:
  Preferred stock, without
   par value, 5,000,000 shares
   authorized, none issued                -                 -
  Common stock, $.10 par value,
   20,000,000 shares
   authorized, 3,678,000 shares
   issued                              367,000           367,000
  Capital in excess of par value     6,271,000         6,235,000
  Retained earnings                  4,925,000         3,578,000
Treasury stock, 679,000
   and 699,000 shares at cost       (1,176,000)       (1,215,000)
----------------------------------------------------------------

      Total shareholders' equity    10,387,000         8,965,000
----------------------------------------------------------------

                                  $ 13,506,000      $ 11,078,000
================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 2000


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

                                2000          1999          1998
----------------------------------------------------------------
Revenues:

  Oil and gas sales      $ 2,971,000   $ 2,445,000   $ 2,105,000

  Operating                  417,000       428,000       465,000

  Investment income
   and other                 471,000       323,000       243,000

  Non-recurring litigation
   settlement                345,000          -             -
----------------------------------------------------------------

                           4,204,000     3,196,000     2,813,000
----------------------------------------------------------------


Costs and expenses:

  Oil and gas production     934,000       818,000       851,000

  Depreciation, depletion
    and amortization         481,000       706,000       774,000

  General and
   administrative            892,000       774,000       682,000
----------------------------------------------------------------

                           2,307,000     2,298,000     2,307,000
----------------------------------------------------------------


Income before
 income taxes              1,897,000       898,000       506,000

Income taxes                (550,000)     (287,000)     (178,000)
----------------------------------------------------------------

Net income               $ 1,347,000   $   611,000   $   328,000
================================================================


Basic income per share        $  .45        $  .20        $  .11

Diluted income per share      $  .43        $  .20        $  .11
================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 2000


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------

                                  Capital In                          Total
                  Common Stock    Excess Of  Retained   Treasury  Stockholders'
                Shares   Amount   Par Value  Earnings     Stock       Equity
------------------------------------------------------------------------------
Balances,
 October 31,
   1997       3,666,000 $366,000 $6,236,000 $2,639,000 $(1,056,000) $8,185,000

Shares issued    33,000    3,000     62,000       -           -         65,000

Shares
 received
 and canceled   (21,000)  (2,000)   (63,000)      -           -        (65,000)

Purchase of
 treasury stock    -        -          -          -        (64,000)    (64,000)

Net income         -        -          -       328,000        -        328,000

------------------------------------------------------------------------------

Balances,
 October 31,
   1998       3,678,000  367,000  6,235,000  2,967,000  (1,120,000)  8,449,000

Purchase of
 treasury stock    -        -          -          -        (95,000)    (95,000)

Net income         -        -          -       611,000        -        611,000

------------------------------------------------------------------------------

Balances,
 October 31,
   1999       3,678,000  367,000  6,235,000  3,578,000  (1,215,000)  8,965,000

Stock options
 issued to
 consultant        -        -        36,000       -           -         36,000

Purchase of
 treasury stock    -        -          -          -         (1,000)     (1,000)

Exercise of
 stock options     -        -          -          -         40,000      40,000

Net income         -        -          -     1,347,000        -      1,347,000

------------------------------------------------------------------------------

Balances,
 October 31,
   2000       3,678,000 $367,000 $6,271,000 $4,925,000 $(1,176,000)$10,387,000
==============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 2000


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------

                                      2000         1999         1998
--------------------------------------------------------------------
Cash flows from operating
 activities:
  Net income                    $1,347,000   $  611,000   $  328,000
  Non-cash expenses included
    in net income:
    Depreciation, depletion
     and amortization              481,000      706,000      774,000
    Deferred income taxes          181,000      183,000      141,000
    Other                          100,000       15,000       16,000
  Changes in operating assets
   and liabilities:
    Proceeds from
     short-term investments      2,418,000    2,241,000    2,859,000
    Purchase of
     short-term investments     (2,989,000)  (4,110,000)  (2,347,000)
    Trade receivables              216,000     (171,000)      46,000
    Accrued oil and gas sales     (110,000)     (90,000)      52,000
    Other current assets           (31,000)     464,000     (483,000)
    Accounts payable
     and accrued liabilities       156,000       77,000     (780,000)
    Income taxes payable           129,000       96,000       35,000
--------------------------------------------------------------------

Net cash provided by
 operating activities            1,898,000       22,000      641,000
--------------------------------------------------------------------

Cash flows from
 investing activities:
  Additions to oil and
   gas properties               (1,855,000)    (670,000)  (1,421,000)
  Proceeds from sale of oil
   and gas properties              552,000      605,000      576,000
  Acquisition of exclusive
   license agreement              (159,000)(1)     -            -
  Other                           (175,000)     (27,000)     (18,000)
--------------------------------------------------------------------

Net cash used in investing
 activities                     (1,637,000)     (92,000)    (863,000)
--------------------------------------------------------------------

Cash flows from financing
 activities:
  Proceeds from exercise of
   stock options                    40,000         -            -
  Purchase of treasury stock        (1,000)     (95,000)     (64,000)
--------------------------------------------------------------------

Net cash provided by (used in)
 financing activities               39,000      (95,000)     (64,000)
--------------------------------------------------------------------

Increase (decrease) in cash
 and cash equivalents              300,000     (165,000)    (286,000)

Cash and cash equivalents:
  Beginning of year                184,000      349,000      635,000
--------------------------------------------------------------------

  End of year                   $  484,000   $  184,000   $  349,000
====================================================================

(1) Supplemental Disclosure of Non-Cash Investing and Financial
    Activities: In fiscal 2000, the company had an obligation for acquisition of an exclusive license agreement of $540,000.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2000


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
_______________________________________________________________


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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. At
October 31, 2000, short-term investments are 94% allocated to professional money managers who specialize in market timing using U.S. mutual fund groups. These managers generally enter and exit stock fund trades on a frequent and short-term basis and use mutual fund money market accounts when not invested in stock funds. Other short-term investments consist primarily of professionally managed limited partnerships which provide readily determinable market values. The partnerships are invested primarily in financial instruments. Unrealized gains on limited partnerships total $41,000 and $63,000 at October 31, 2000 and 1999, respectively. Short-term investments are classified as "trading" and are stated at fair value with realized and unrealized gains and losses immediately recognized.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled approximately $200,000 in 2000 and $100,000 in 1999 and 1998. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $3.21 in 2000, $3.57 in 1999 and $4.09 in 1998.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $237,000 and $104,000 were incurred in 2000 and 1999, respectively. During fiscal 2000, the company sold its remaining 12.5% interest in a coal bed methane prospect for $452,000. The proceeds reduced the net carrying value of properties and had no impact on operating results.

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

Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. The company had hedging losses of $141,000 in 2000 and hedging gains of $118,000 and $29,000 in 1999 and 1998, respectively. Gains and losses on speculative transactions were immaterial in all years. There were no open hedge or speculative positions at October 31, 2000.

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

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company's stock for the period. The assumed exercise of stock options would increase the weighted average shares outstanding from 2,981,000 to 3,175,000 in 2000, from 2,985,000 to 3,085,000 in 1999 and from 3,042,000 to 3,137,000 shares in 1998.

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

(2)  COMMON STOCK AND PREFERRED STOCK

During 1999, the company acquired 50,000 shares of its common stock at a total cost of $95,000. These transactions have been recorded as treasury stock.

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

Years Ended October 31   2000               1999               1998
--------------------------------------------------------------------------
                            Weighted           Weighted           Weighted
                             Average            Average            Average
                  Number of Exercise Number of Exercise Number of Exercise
                   Options    Price    Options   Price   Options    Price
--------------------------------------------------------------------------
Outstanding at     361,667    $2.10   371,667    $1.94   415,000    $1.94
 beginning
 of year
   Granted          45,000     4.55    20,000     3.19    20,000     1.63
   Exercised       (20,000)    1.94      -               (33,333)    1.94
   Cancelled
    or forfeited   (20,000)    1.63   (30,000)    1.94   (30,000)    1.94
--------------------------------------------------------------------------
Outstanding
 at end of year    366,667    $2.33   361,667    $2.10   371,667    $1.94
=========================================================================

Options are exercisable at weighted average exercise prices as follows: 267,917 in 2000 at $1.94 and 13,333 at $4.28; 33,750 in
2001 at $1.94 and 18,333 at $4.22; 18,334 in 2002 at $4.22;
10,000 in 2003 at $3.63, and 5,000 in 2004 at $4.06.  Options
expire with weighted average exercise prices as follows: 301,667 in 2002 at $1.94; 20,000 in 2004 at $3.19, and 45,000 in 2005 at
$4.55. The weighted average remaining contractual life of options outstanding at October 31, 2000 is 1.6 years.

Under current accounting rules the company has elected to follow APB 25 for recognizing the costs associated with employee stock options, and is only subject to the disclosure items of FASB 123. Had compensation cost been recorded under FASB 123, net income and per share amounts for 2000 would have been $1,257,000, or $.42 per share basic and $.40 per share diluted, for 1999 would have been $534,000, or $.18 per share basic and $.17 per share diluted and for 1998 would have been $254,000, or $.08 per share. For the purpose of this disclosure, the fair value of each option granted was $2.26 in 2000, $1.84 in 1999 and $.72 in 1998. All
option were granted with an exercise price equal to the market price on the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 48% in 2000, 61% in 1999 and 40% in 1998, a risk-free interest rate of 6%, no expected dividends, and an expected term of 5 years.

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement which was amended to extend the lease term for an additional five years effective May 1, 2001. The lease agreement requires payments of $44,000 in 2001, $42,000 in 2002 through 2005 and $21,000 in 2006. Total rental expense in fiscal 2000 was $46,000, $44,000 in 1999 and $42,000 in 1998. The company has no capital leases and no other operating lease commitments.

(4)  INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31       2000          1999          1998
--------------------------------------------------------------
Current                 $ 369,000     $ 104,000     $  36,000
Deferred                  181,000       183,000       141,000
--------------------------------------------------------------

                        $ 550,000     $ 287,000     $ 177,000
==============================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31       2000          1999          1998
--------------------------------------------------------------
Federal statutory
 income tax rate              34%           34%           34%
Effect of graduated
 tax rates                     -             2             2
State income taxes             3             2             2
Percentage depletion          (8)           (6)           (6)
Other, net                     -             -             3
---------------------------------------------------------------

                              29%           32%           35%
===============================================================

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 2000 and 1999 are as follows:

October 31                                 2000          1999
-------------------------------------------------------------
Deferred tax assets:
  Percentage depletion
   carryforwards                    $      -      $     3,000
  Gain on property sales                408,000       245,000
-------------------------------------------------------------

  Total deferred tax assets             408,000       248,000
-------------------------------------------------------------

Deferred tax liabilities:
  Intangible drilling, leasehold and
    other exploration costs
    capitalized for financial
    reporting purposes but
    deducted for tax purposes        (1,701,000)   (1,371,000)
  State taxes and other                (115,000)     (104,000)
-------------------------------------------------------------

  Total gross deferred tax
   liabilities                       (1,816,000)   (1,475,000)
-------------------------------------------------------------

Net deferred tax liability          $(1,408,000)  $(1,227,000)
=============================================================


(5)  EXCLUSIVE LICENSE AGREEMENT OBLIGATION

On September 1, 2000, the company acquired an unrestricted, exclusive license for recently patented technology. The initial license term is ten years and includes an option to extend the term to the remaining life of the patents. The licensor will receive a net 8.3% carried interest in any installation of the technology. The license purchase price is $1,115,000, of which $170,000 has been paid. The balance, which is due in nine annual increments of $105,000, was recorded at 10% present value. The related assets are being amortized over 10 years on a straight-line basis. If the option to extend the license after the initial ten-year term is exercised, the cost will be $94,000 per year to the expiration of the last patent.


(6)  SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                       2000         1999         1998
---------------------------------------------------------------
Unproved properties not
 being amortized          $ 1,601,000  $   788,000  $   616,000
Properties being
 amortized                 13,374,000   12,884,000   12,991,000
Accumulated depreciation,
 depletion and
 amortization              (8,240,000)  (7,758,000)  (7,106,000)
---------------------------------------------------------------

Total capitalized costs   $ 6,735,000  $ 5,914,000  $ 6,501,000
===============================================================

Acquisition, Exploration and Development Costs Incurred

Years Ended October 31           2000         1999         1998
---------------------------------------------------------------
Property acquisition costs
 net of divestiture
 proceeds:
  Proved                  $      -     $  (594,000)  $   14,000
  Unproved                   (315,000)     104,000     (260,000)
Exploration costs           1,289,000      227,000      390,000
Development costs             329,000      328,000      701,000
---------------------------------------------------------------

Net costs incurred        $ 1,303,000  $    65,000   $  845,000
===============================================================

Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: GPM Gas Corporation 17% in 2000, 17% in 1999 and 14% in 1998; Total Petroleum, Inc. 15% in 2000 and 18% in 1999 and 1998; Enogex, Inc. 11% in 2000 and 0% in 1999 and 1998; Duke Energy 10% in 2000, 25% in 1999 and 20% in 1998.

Oil and Gas Reserve Data (Unaudited)

In 2000, 1999 and 1998, independent petroleum engineers estimated proved reserves for the company's significant properties which represented approximately 63% in each year of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive.
The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $31.82, $21.01 and $12.59 per barrel for oil and $4.33, $2.73 and $2.03 per Mcf for gas in 2000, 1999 and 1998, respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.

                         2000                 1999                 1998
------------------------------------------------------------------------------
                   Gas(Mcf) Oil(bbls)   Gas(Mcf) Oil(bbls)   Gas(Mcf) Oil(bbls)
------------------------------------------------------------------------------
Proved reserves:
 Balance,
  November 1       6,683,000  321,000   6,676,000  314,000  5,868,000  368,000
 Revisions of
  previous
  estimates          169,000   28,000     388,000   52,000    346,000  (25,000)
 Extensions and
  discoveries      1,206,000   63,000     977,000    1,000  1,000,000    7,000
 Purchases of
  reserves in place   36,000     -          6,000     -       243,000    4,000
 Sales of reserves
  in place           (13,000)    -       (506,000)  (7,000)      -        -
 Production         (668,000) (39,000)   (858,000) (39,000)  (781,000) (40,000)
------------------------------------------------------------------------------

 Balance,
  October 31       7,413,000  373,000   6,683,000  321,000  6,676,000  314,000
==============================================================================

Proved developed reserves:

 Beginning of
  period           5,704,000  287,000   5,909,000  302,000  4,874,000  335,000
==============================================================================

 End of
  period           6,511,000  340,000   5,704,000  287,000  5,909,000  302,000

==============================================================================

The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.

                                          2000            1999            1998
------------------------------------------------------------------------------
Future cash inflows               $ 43,981,000    $ 24,960,000    $ 17,647,000
Future production and
 development costs                 (12,506,000)     (8,707,000)     (6,261,000)
Future income tax expense           (7,142,000)     (3,186,000)     (1,790,000)
------------------------------------------------------------------------------
Future net cash flows               24,333,000      13,067,000       9,596,000
10% discount factor                 (9,877,000)     (5,143,000)     (3,346,000)
------------------------------------------------------------------------------
Standardized measure of
 discounted future net cash flows $ 14,456,000    $  7,924,000    $  6,250,000
==============================================================================

The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.

                                          2000            1999            1998
------------------------------------------------------------------------------
Balance, November 1               $  7,924,000    $  6,250,000    $  7,412,000
Sales of oil and gas produced,
 net of production costs            (2,037,000)     (1,509,000)     (1,253,000)
Net changes in prices, production
 and development costs               5,910,000       2,126,000      (2,609,000)
Extensions and discoveries,
 net of  future development
 and production costs                3,194,000       1,272,000       1,373,000
Revisions of quantity
 estimates and other                   964,000       1,198,000         252,000
Purchases of reserves in place          93,000          10,000         296,000
Sales of reserves in place             (34,000)     (1,201,000)           -
Accretion of discount                  792,000         625,000         741,000
Net change in income taxes          (2,350,000)       (847,000)         38,000
------------------------------------------------------------------------------

Balance, October 31               $ 14,456,000    $  7,924,000    $  6,250,000
==============================================================================

<Audit-Report>
INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES


The Board of Directors and Stockholders
CREDO Petroleum Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended
October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2000, in conformity with generally accepted accounting principles.



                              HEIN + ASSOCIATES LLP


Denver, Colorado
December 29, 2000


</Audit-Report>

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2000.


ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2000.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2000.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

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

4(i)       Shareholders' Rights Plan, dated April 11, 1989.
4(ii)      Amendment to Shareholders' Rights Plan, dated
            February 24, 1999 (incorporated into Part II of the company's Form 10-QSB dated January 31, 1999).
10(a)      CREDO Petroleum Corporation Non-qualified Stock Option
            Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)      CREDO Petroleum Corporation Incentive Stock Option
            Plan, dated October 2, 1981 (incorporated by
            reference to the company's definitive proxy
            statement, dated January 22, 1982).
10(b)      CREDO Petroleum Corporation 1997 Incentive Stock
            Option Plan (incorporated by reference to Form 10-KSB dated October 31, 1998).
10(c)      Model of Director and Officer Indemnification
            Agreement provided for by Article X of CREDO
            Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
10(d)      CPC Exclusive License Agreement, dated
            September 1, 2000.
22         CREDO Petroleum Corporation (a Colorado corporation)
            and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

                        CREDO PETROLEUM CORPORATION


                        By:/s/ James T. Huffman
                           ----------------------------
                           James T. Huffman,
                           Chief Executive Officer


                        By:/s/ John A. Alsko
                           ----------------------------
                           John A. Alsko
                           Vice President and
                           Chief Financial Officer

Date:  January 4, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Date                 Signature             Title
    ---------------   ------------------------   -----------

    January 4, 2001   /s/ William N. Beach       Director
                      ------------------------
                      William N. Beach


    January 4, 2001   /s/ Clarence H. Brown      Director
                      ------------------------
                      Clarence H. Brown


    January 4, 2001   /s/ Otto P. Butterly       Director
                      ------------------------
                      Otto P. Butterly


    January 4, 2001   /s/ Oakley Hall            Director
                      ------------------------
                      Oakley Hall


    January 4, 2001   /s/ James T. Huffman       Chairman of
                      ------------------------   the Board,
                      James T. Huffman           President,
                                                 Treasurer


    January 4, 2001   /s/ William F. Skewes      Director,
                      ------------------------   Corporate
                      William F. Skewes          Secretary,
                                                 General Counsel


    January 4, 2001   /s/ Richard B. Stevens     Director
                      ------------------------
                      Richard B. Stevens