Form 10QSB
period 2001-01-31
CREDO PETROLEUM CORP
filed 2001-03-19
CIK 277924

______________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For Quarter Ended January 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of February 28, 2001: Common stock, $.10 par value - 3,111,000
                    Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

               For Quarter Ended January 31, 2001


______________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
 As of January 31, 2001 (Unaudited)  and October 31, 2000

Consolidated Statements of Earnings and Changes in
 Retained Earnings (Unaudited) For Three Month Periods
 Ended January 31, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited)
 For the Three Month Periods Ended January 31, 2001 and 2000

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable

               _____________________________


The financial information furnished in this Form 10-QSB reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.


                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                       January 31,  October 31,
                                           2001         2000
                                       -----------  -----------
                                       (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents             $   545,000  $   484,000
 Short term investments                  4,590,000    4,626,000
 Receivables:
  Trade                                    511,000      227,000
  Accrued oil and gas sales                768,000      472,000
  Other                                    190,000      108,000
                                       -----------  -----------
                                         6,604,000    5,917,000
                                       -----------  -----------

OIL AND GAS PROPERTIES, net, at cost,
 full cost method:
  Unevaluated                            1,942,000    1,601,000
  Evaluated                              5,272,000    5,134,000
                                       -----------  -----------
                                         7,214,000    6,735,000
                                       -----------  -----------

EXCLUSIVE LICENSE AGREEMENT, net of
 amortization of $29,000 in 2001
  and $12,000 in 2000                      670,000      688,000
                                       -----------  -----------

OTHER, net                                 172,000      166,000
                                       -----------  -----------

                                       $14,660,000  $13,506,000
                                       ===========  ===========


     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                          E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $ 1,138,000  $   935,000
 Income taxes payable                      258,000      276,000
                                       -----------  -----------
                                         1,396,000    1,211,000
                                       -----------  -----------

DEFERRED INCOME TAXES                    1,514,000    1,408,000
                                       -----------  -----------

EXCLUSIVE LICENSE OBLIGATION, less
 current obligations of $40,000            500,000      500,000
                                       -----------  -----------

COMMITMENTS                            ___________  ___________

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value
  5,000,000 shares authorized,
  none issued                                 -            -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,678,000 shares issued                  367,000      367,000
 Capital in excess of par value          6,271,000    6,271,000
 Retained earnings                       5,527,000    4,925,000
 Accumulated other comprehensive income     60,000         -
 Treasury stock, at cost,
  567,000 shares in 2001
  and 679,000 shares in 2000              (975,000)  (1,176,000)
                                       -----------  -----------
                                        11,250,000   10,387,000
                                       -----------  -----------

                                       $14,660,000  $13,506,000
                                       ===========  ===========

                     See accompanying notes.


                   CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                                     Three Months Ended
                                         January 31,
                                  -------------------------
                                      2001          2000
                                  -----------   -----------
REVENUES:
 Oil and gas sales                $ 1,376,000   $   636,000
 Operating                            109,000       110,000
 Investment income and other           92,000       249,000
 Non-recurring litigation
  settlement                             -          349,000
                                  -----------   -----------
                                    1,577,000     1,344,000
                                  -----------   -----------

COSTS AND EXPENSES:
 Oil and gas production               311,000       254,000
 Depreciation, depletion and
  amortization                        183,000       145,000
 General and administrative           223,000       221,000
                                  -----------   -----------
                                      717,000       620,000
                                  -----------   -----------

INCOME BEFORE
 INCOME TAXES                         860,000       724,000

INCOME TAXES                         (258,000)     (232,000)
                                  -----------   -----------

NET INCOME                            602,000       492,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD                4,925,000     3,578,000
                                  -----------   -----------

RETAINED EARNINGS,
 END OF PERIOD                    $ 5,527,000   $ 4,070,000
                                  ===========   ===========


BASIC NET INCOME
 PER SHARE                             $  .20        $  .16
                                       ======        ======

DILUTED NET INCOME
 PER SHARE                             $  .19        $  .16
                                       ======        ======

                        See accompanying notes.


                   CREDO PETROLEUM CORPORATION

        Consolidated Statements of Cash Flows - Unaudited

                                             Three Months Ended
                                                 January 31,
                                           ---------------------
                                              2001        2000
                                           ---------   ---------
OPERATING ACTIVITIES:
 Net income                                $ 602,000   $ 492,000
 Noncash expenses included in net income:
  Depreciation, depletion
   and amortization                          183,000     145,000
  Deferred income taxes                      106,000     106,000
 Changes in operating assets
   and liabilities:
  Proceeds from short term investments       250,000     676,000
  Purchase of short term investments        (214,000)   (768,000)
  Trade receivables                         (284,000)     98,000
  Accrued oil and gas sales                 (296,000)     67,000
  Other                                      (22,000)   (459,000)
  Accounts payable                           203,000      85,000
  Income tax payable                         (18,000)    (38,000)
                                           ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES    510,000     404,000
                                           ---------   ---------


INVESTING ACTIVITIES:
 Oil and gas properties, net                (630,000)    (67,000)
 Changes in long-term assets                 (20,000)    (32,000)
                                           ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES       (650,000)    (99,000)
                                           ---------   ---------


FINANCING ACTIVITIES:
 Proceeds from exercise of stock options     206,000        -
 Purchase of treasury stock                   (5,000)       -
                                           ---------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES    201,000        -
                                           ---------   ---------


INCREASE IN CASH AND CASH EQUIVALENTS         61,000     305,000

CASH AND CASH EQUIVALENTS:
     Beginning of Period                     484,000     184,000
                                           ---------   ---------

     End of Period                         $ 545,000   $ 489,000
                                           =========   =========

                        See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         January 31, 2001


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At January 31, 2001, working capital was $5,208,000, up 11% from the fiscal year ended October 31, 2000. Cash flow from operating activities before working capital changes totaled $891,000 for the three months, up 20% from the same period last year. Cash flow was used to fund net oil and gas property expenditures totaling $630,000. Excess cash flow is reflected in the increase in working capital.

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

     Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's investments was 2% in the first quarter of fiscal 2001 and 6% in the same period last year. The first quarter 2001 decline in investment returns primarily reflects a volatile and down trending stock market during the first quarter of fiscal 2001 which limits investment opportunities for market timers.

     Commitments for future capital expenditures were approximately $650,000 at January 31, 2001. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     The company's present natural gas hedge covers the months of March 2001 through August 2001. At January 31, 2001, open hedge positions totaled 170,000 Mcfg (thousand cubic feet gas) at an average price of $5.87 per Mcf and represented approximately 40% of expected natural gas production for the months of March through August 2001. Subsequent to January 31, 2001, the March hedge was closed and the company realized a net gain of $52,000.

     The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on November 1, 2000. There were no derivative instruments outstanding on November 1, 2000. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. The company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. During the quarter ended January 31, 2001, unrealized net gains of approximately $86,000 ($60,000 net of tax) related to natural gas hedging transactions were recorded in other comprehensive income and are expected to be reclassified into earnings during the second and third quarters. The hedge ineffectiveness for the existing derivative instruments for the quarter ended January 31, 2001 was not material.

     The company will disclose comprehensive income in the Statement of Stockholders' Equity. This statement is not presented on a quarterly basis. The following table sets forth the components of comprehensive income for each of the periods ended January 31:

                                         Three Months Ended
                                            January 31,
                                           2001       2000
                                        ---------  ---------
Net Income                              $ 602,000  $ 492,000
Other comprehensive income, net of tax:
 Deferred gain on derivatives
  designated as cash flow hedges           60,000       -
                                        ---------  ---------
Comprehensive income                    $ 662,000  $ 492,000
                                        =========  =========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

               Three Months           Three Months        Percent  Percent
          Ended January 31, 2001  Ended January 31, 2000   Volume   Price
          ----------------------  ----------------------
Product       Volume   Price         Volume   Price        Change   Change
-------       ------  ------         ------  ------       -------  -------
Gas (Mcf)    164,600  $ 6.20        173,800  $ 2.33        -  5%    + 166%
Oil (bbls)    11,900  $29.82          9,500  $24.26        + 25%    +  23%

     The 5% decline in natural gas production was caused by unusual events that are not expected to re-occur during this fiscal year. The primary factor was continuation of the expected rapid depletion of the Cline #11-1 well which has been discussed in previous reports. The producing zone was very prolific but limited in areal extent. The zone ceased producing in the third quarter of last year and the well was recompleted in three up-hole gas zones. Also contributing to the production decline was downtime caused by pipeline and well equipment freeze-ups caused by the unusually cold weather during late November and December. Another contributing factor was downtime caused by a major gas plant overhaul which caused wells connected to the plant to be shut-in for several weeks.

     The company's patented Calliope technology continued to make a significant impact on production and revenues. Calliope wells contributed 22% of first quarter gas production compared to 16% in the same quarter last year. This technology significantly increases the amount of gas that can be recovered from many low pressure gas reservoirs. During the first quarter, the company installed a Calliope system on a 12,800 foot well in Oklahoma which was scheduled to be plugged and abandoned. The system commenced continuous operations after first quarter-end and immediately returned the well's production rate to 185 to 200 Mcfg per day and about three barrels of fluid. The company estimates that Calliope developed 500 to 750 MMcf of remaining recoverable gas reserves on this well. Another Calliope application at 12,800 feet is in progress. After repairing a casing leak, the company is re-evaluating its 18,600 foot Wallace well to determine if Calliope should be reinstalled on the well. The company owns a 75% interest in each of the Calliope wells.

     Oil production increased 25% due to continued success at the
S. E. Hewitt waterflood project and initial production from a new discovery in Beaver County, Oklahoma. The company owns a 20% interest in the S. E. Hewitt waterflood which continues to outperform initial expectations. In Beaver County, Oklahoma, the company owns a 15% interest in an oil discovery well in the Lower Chester formation at about 7,700 feet. The well initially produced from one of two Lower Chester oil zones at the daily rate of about 200 barrels of oil and 200 Mcfg. The second oil zone was treated after first quarter-end and the combined zones were tested flowing 500 barrels of oil per day and are currently choked-back to 300 barrels of oil per day to comply with Oklahoma allowable rules. The well also contains several productive gas zones which are not producing and are expected to be developed by a twin well.

     Subsequently, the company drilled an offset to the oil discovery well discussed above on its 55% owned acreage. The well found the edge of the Lower Chester oil sands which produce in the discovery well and production from those sands is doubtful. However, the well encountered gas bearing sands in the Morrow and St. Louis formations which are productive in the area and appear to be productive on logs. The well will be completed for production in March 2001. During the quarter, the company also participated for a 25% interest in drilling an 8,700-foot Morrow sand well in Ellis County, Oklahoma which tested flowing over 1.0 MMcfgd and is producing at a stabilized rate of 400 Mcfgd.

     Production from 22 wells drilled on the company's 10% owned Recluse coal bed methane property located in north-central Wyoming awaits completion of a pipeline into the property. The operator expects first production in May of this year. The company owns interests in 20,000 gross and 4,000 net acres in Wyoming and Utah which are prospective for coal bed methane development.

     The company is currently committed to participate with interests ranging from 7% to 35% in drilling six wells as drilling rigs become available. All of these projects are located in the company's core drilling areas in northwestern Oklahoma.

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

RESULTS OF OPERATIONS

Quarter Ended January 31, 2001 Compared to Quarter Ended January
31, 2000

     Net income for the quarter ended January 31, 2001 increased 22% to $602,000 compared to $492,000 for the same quarter last year. Net income from continuing operations (excluding a one time litigation settlement last year) increased 136% to $602,000 compared to $255,000 last year.

     Total revenues increased 17% to $1,577,000 in the first quarter of 2001 compared to $1,344,000 last year. Oil and gas sales increased 116% to $1,376,000. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Net wellhead prices for gas increased 166% to $6.20 per Mcf compared to $2.33 last year. Net wellhead oil price realizations increased 23% to $29.82 per barrel compared to $24.26 last year. The net effect of these price changes was to increase oil and gas sales $726,000. Gas volumes declined 5% and oil volumes increased 25%. The net effect of volume changes was to increase oil and gas sales by $14,000. Operating income did not vary significantly between the periods. As discussed on page 6, investment income fell 63% due primarily to a decline in overall rates of return on investments in fiscal 2001 compared to fiscal 2000.

     Non-recurring litigation settlement income of $349,000
($237,000 after taxes) in fiscal 2000 resulted from a one time partial recovery of investment losses incurred by the company in 1990 by settlement of a lawsuit.

     Total costs and expenses were $717,000 in the first quarter of 2001 compared to $620,000 last year. General and administrative expenses did not vary significantly between the periods. Depreciation, depletion and amortization increased 26% primarily due to increases in oil production, depreciation of additional business equipment, and amortization of the cost of an exclusive license agreement which was not effective in the prior year quarter. The 22% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. Income taxes were provided at 30% in the first quarter of fiscal 2001 and 32% in 2000. The tax rate reduction is based primarily on actual tax rates for the prior fiscal year tax return being lower than previously estimated.

FORWARD-LOOKING STATEMENTS

     Certain information included in this quarterly report and other materials filed by the company with the Commission contain forward-looking statements relating to the company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

     Among the factors that could cause actual results to differ materially are:

     - crude oil and natural gas price fluctuations,

     - the company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

     - potential delays or failure to achieve expected production from existing and future exploration and development projects.

         In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 15, 2001   By:  /s/ James T. Huffman
                            ------------------------------
                            James T. Huffman
                            President and Chief Executive Officer



                        By:  /s/ John A. Alsko
                            ------------------------------
                            John A. Alsko
                            Vice President
                            and Chief Financial Officer