Form 10QSB
period 2001-04-30
CREDO PETROLEUM CORP
filed 2001-06-14
CIK 277924

_______________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                 For Quarter Ended April 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
May 31, 2001:      Common stock, $.10 par value - 3,121,000
                   Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended April 30, 2001

_______________________________________________________________

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
 As of April 30, 2001 (Unaudited) and October 31, 2000

Consolidated Statements of Earnings and Changes in Retained
 Earnings (Unaudited) For the Six and Three Month Periods Ended
 April 30, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited)
 For the Six Month Periods Ended April 30, 2001 and 2000

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on March 15, 2001. The following matters, as described more fully in the company's Proxy Statement, were approved by the shareholders:

     (1) The following Class I nominees for director were elected:

                                 For            Withhold
                                 ---            --------
          Oakley Hall          2,486,661          5,390
          William F. Skewes    2,486,641          5,410

     (2) Hein + Associates LLP was approved as the independent auditors of the company for the fiscal year 2001. The shareholders voted 2,483,566 for and 2,070 against this appointment, with 6,415 votes abstaining.

     There were 567,306 non-votes for each matter voted upon.

         ______________________________________________

The financial information furnished in this Form 10-QSB reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                         April 30,    October 31,
                                           2001          2000
                                        ----------    ----------
                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents             $   558,000   $   484,000
 Short term investments                  4,721,000     4,626,000
 Receivables:
  Trade                                    463,000       227,000
  Accrued oil and gas sales                726,000       472,000
  Other                                    193,000       108,000
                                       -----------   -----------
                                         6,661,000     5,917,000
                                       -----------   -----------
OIL AND GAS PROPERTIES, net,
 at cost, full cost method:
  Unevaluated                            2,010,000     1,601,000
  Evaluated                              5,868,000     5,134,000
                                       -----------   -----------
                                         7,878,000     6,735,000
                                       -----------   -----------

EXCLUSIVE LICENSE AGREEMENT, net of
 amortization of $47,000 in 2001 and
 $12,000 in 2000                           653,000       688,000
                                       -----------   -----------

OTHER, net                                 175,000       166,000
                                       -----------   -----------

                                       $15,367,000   $13,506,000
                                       ===========   ===========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                           E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $ 1,200,000   $   935,000
 Income taxes payable                      281,000       276,000
                                       -----------   -----------
                                         1,481,000     1,211,000
                                       -----------   -----------

DEFERRED INCOME TAXES                    1,602,000     1,408,000
                                       -----------   -----------

EXCLUSIVE LICENSE OBLIGATION, less
 current obligations of $40,000            500,000       500,000
                                       -----------   -----------

COMMITMENTS
                                       -----------   -----------

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value,
  5,000,000 shares authorized,
  none issued                                 -             -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,678,000 shares issued                  367,000       367,000
 Capital in excess of par value          6,271,000     6,271,000
 Retained earnings                       6,057,000     4,925,000
 Other comprehensive income                 61,000          -
 Treasury stock, at cost, 566,000
  shares in 2001 and 679,000 shares
  in 2000                                 (972,000)   (1,176,000)
                                       -----------   -----------
                                        11,784,000    10,387,000
                                       -----------   -----------
                                       $15,367,000   $13,506,000
                                       ===========   ===========

                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
       Consolidated Statements of Earnings And Changes in
                  Retained Earnings - Unaudited


                        Six Months   Six Months    Quarter     Quarter
                          Ended        Ended        Ended        Ended
                        April 30,    April 30,    April 30,    April 30,
                           2001         2000         2001         2000
                       -----------  -----------  -----------  -----------

REVENUES:
 Oil and gas sales     $ 2,710,000  $ 1,316,000  $ 1,334,000  $  680,000
 Operating                 223,000      212,000      114,000     102,000
 Investment income
  and other                109,000      345,000       17,000      92,000
 Non-recurring
  litigation
  settlement                  -         345,000         -           -
                       -----------  -----------  -----------  ----------
                         3,042,000    2,218,000    1,465,000     874,000
                       -----------  -----------  -----------  ----------

COSTS AND EXPENSES:
 Oil and gas
  production               599,000      434,000      288,000     180,000
 Depreciation,
  depletion and
  amortization             364,000      305,000      181,000     156,000
 General and
  administrative           462,000      426,000      239,000     209,000
                       -----------  -----------  -----------  ----------
                         1,425,000    1,165,000      708,000     545,000
                       -----------  -----------  -----------  ----------

INCOME BEFORE
 INCOME TAXES            1,617,000    1,053,000      757,000     329,000

INCOME TAXES              (485,000)    (337,000)    (227,000)   (105,000)
                       -----------  -----------  -----------  ----------

NET INCOME               1,132,000      716,000      530,000     224,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD     4,925,000    3,578,000    5,527,000    4,070,000
                       -----------  -----------  -----------  ----------

RETAINED EARNINGS,
 END OF PERIOD         $ 6,057,000  $ 4,294,000  $ 6,057,000  $ 4,294,000
                       ===========  ===========  ===========  ===========

BASIC NET INCOME
 PER SHARE                  $  .37       $  .24       $  .17       $  .08
                            ======       ======       ======       ======

DILUTED NET INCOME
 PER SHARE                  $  .35       $  .23       $  .16       $  .07
                            ======       ======       ======       ======

                       See accompanying notes.


                   CREDO PETROLEUM CORPORATION
         Consolidated Statements of Cash Flows - Unaudited

                                          Six Months Ended
                                              April 30,
                                     -------------------------
                                         2001          2000
                                     -----------   -----------

OPERATING ACTIVITIES:
 Net income                          $ 1,132,000   $   716,000
 Noncash expenses included in
  net income:
   Depreciation, depletion
    and amortization                     364,000       305,000
   Deferred income taxes                 194,000       238,000
 Changes in operating assets
  and liabilities:
   Proceeds from short term
    investments                          746,000       948,000
   Purchase of short term
    investments                         (842,000)   (2,026,000)
   Trade receivables                    (236,000)       58,000
   Accrued oil and gas sales            (254,000)        1,000
   Other                                 (85,000)       14,000
   Accounts payable                      265,000        28,000
   Income tax payable                      5,000       (79,000)
                                     -----------   -----------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                  1,289,000       203,000
                                     -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net          (1,445,000)      (19,000)
 Changes in long-term assets              26,000       (63,000)
                                     -----------   -----------

NET CASH USED IN INVESTING
 ACTIVITIES                           (1,419,000)      (82,000)
                                     -----------   -----------


FINANCING ACTIVITIES:
 Proceeds from exercise of
  stock options                          209,000          -
 Purchase of treasury stock               (5,000)         -
                                     -----------   -----------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              204,000          -
                                     -----------   -----------


INCREASE IN CASH AND
 CASH EQUIVALENTS                         74,000       121,000

CASH AND CASH EQUIVALENTS:
 Beginning of Period                     484,000       184,000
                                     -----------   -----------

 End of Period                       $   558,000   $   305,000
                                     ===========   ===========


                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         April 30, 2001


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At April 30, 2001, working capital was $5,180,000, compared to $4,706,000 at October 31, 2000. Cash flow from operating activities before working capital changes totaled $1,690,000 for the six months, up 34% from the same period last year. Cash flow was used to fund net oil and gas property expenditures totaling $1,445,000.

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

     Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's investments was 3% for the first half of fiscal 2001 and 9% in the same period last year. The first half 2001 decline in investment returns primarily reflects a volatile and down trending stock market during the first half of fiscal 2001 which limit investment opportunities for the market timers which manage the bulk of the company's investments.

     Commitments for future capital expenditures were approximately $400,000 at April 30, 2001. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     At April 30, 2001, open hedge positions totaled 150,000 Mcfg (thousand cubic feet of gas) at an average price of $5.38 per Mcf and represented approximately 88% of expected natural gas production for the months of June through August 2001. The company deferred a realized net gain of $21,000 for the May hedge which was closed prior to April 30, 2001. Subsequent to April 30, 2001, the June hedge (60,000 Mcf) was closed and an $83,000 gain was realized. The company currently has open hedge positions totaling 180,000 Mcfg covering the months of July, August and September at an average price of $4.55 per Mcf. This hedge represents approximately 85% of the company's estimated gas production for those months.

     The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on November 1, 2000. There were no derivative instruments outstanding on November 1, 2000. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. During the first half of fiscal 2001, unrealized net gains of approximately $88,000 ($61,000 net of tax) related to natural gas hedging transactions were recorded in Other Comprehensive Income.

     The following table sets forth the components of Comprehensive Income for each of the periods ended April 30:

                              Six Months Ended         Three Months Ended
                                  April 30,                 April 30,
                             2001         2000         2001         2000
                         -----------  -----------  -----------  -----------
Net Income               $ 1,119,000  $   716,000  $   517,000  $   224,000
Deferred gain on
 derivatives designated
 as cash flow hedges          61,000         -           1,000         -
                         -----------  -----------  -----------  -----------
Comprehensive income     $ 1,180,000  $   716,000  $   518,000  $   224,000
                         ===========  ===========  ===========  ===========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                 Six Months             Six Months       Percent Percent
            Ended April 30, 2001  Ended April 30, 2000   Volume  Price
            --------------------  --------------------
Product      Volume      Price       Volume      Price   Change  Change
-------      ------      -----       ------      -----   ------  ------
Gas (Mcf)    345,900    $ 5.99(1)    345,400    $ 2.39       0%   +151%
Oil (bbls)    22,800    $28.02        19,100    $25.66    + 19%   +  9%

                Three Months           Three Months      Percent Percent
            Ended April 30, 2001  Ended April 30, 2000   Volume  Price
            --------------------  --------------------
Product      Volume      Price       Volume      Price   Change  Change
-------      ------      -----       ------      -----   ------  ------
Gas (Mcf)    181,300    $ 5.80(2)    170,700    $ 2.46    +  6%   +136%
Oil (bbls)    10,900    $26.06         9,600    $27.04    + 14%   -  4%

(1) Includes $.19 hedging gain.
(2) Includes $.37 hedging gain.

     Gas production remained flat between the six month periods as new production coming on-stream offset production lost due to the sale of properties and the rapid production decline on one of the company's largest producing wells. For the three month periods, gas production increased 6% indicating that such new production has begun to more than offset the lost production.

     Oil production increased 19% due to continued success at the
S. E. Hewitt waterflood project and initial production from a new discovery in Beaver County, Oklahoma. The company owns a 20% interest in the S. E. Hewitt waterflood which continues to outperform initial expectations. In Beaver County, Oklahoma, the company participated for 15% in drilling the Wilkerson #1-1 well. That 7,700 foot well resulted in a new zone oil discovery in the Lower Chester sand. The combined sands were completed flowing at a daily rate of approximately 500 barrels of oil and 200 Mcf gas. The Wilkerson #1 well also encountered several up-hole gas zones in the Morrow and Upper Chester formations which wireline logs indicate are productive. Due to the excellent oil production from the Lower Chester sands, it is anticipated the gas zones will be developed by a "twin" well. CREDO owns 15% of the spacing unit.

     The company's patented Calliope technology has continued to make a significant impact on production and revenues. Calliope wells contributed 23% of first half gas production compared to 17% in the same period last year. This technology significantly increases the amount of gas that can be recovered from many low pressure gas reservoirs. During fiscal 2001, for the first time, the company successfully installed Calliope systems inside standard 2-7/8-inch tubing. Installations were completed on two wells at depths of 12,600 and 12,800 feet. Both wells had ceased producing and were scheduled to be plugged and abandoned. Calliope immediately restored both wells to commercial production rates between 185 to 200 Mcfgd (thousand cubic feet of gas per day) per well.

The company estimates gross additional reserves recoverable from the two wells using Calliope technology to be 1.2 to 2.0 Bcfg (billion cubic feet of gas). CREDO owns a 75% working interest (60% net revenue interest) in both wells and its share of the estimated Calliope reserves is 720 million to 1.2 billion cubic feet of gas having a gross value (at $4.00 per Mcf) of $2,900,000 to $4,800,000. The company's share of costs to install Calliope on the two wells was approximately $380,000, yielding a finding cost of $0.32 to $0.54 per Mcfg.

     Subsequent to second quarter-end, the recently drilled 7,800-foot Bill-Judy Brown #1-6 well was completed in the Morrow formation and was tested at an absolute open flow rate of approximately 3.3 million cubic feet of gas per day (MMcfgd) and
three to four barrels of oil.   The well is currently producing
on a 20/64-inch choke at a daily rate of 1.56 MMcfg and eight barrels of oil. CREDO owns a 60% working interest and a 49% net revenue interest in the well, and is the operator. The Bill Judy Brown well was drilled as an offset to the Wilkerson #1 well discussed above.

     Also subsequent to second quarter-end, the company drilled the 8,800-foot Thurmond-State #1-36 well in Ellis County, Oklahoma. The well has been completed in two separate Morrow formation sands and was tested at an absolute open flow rate of approximately 3.8 MMcfgd and 10 barrels of oil. The well is currently producing on a 16/64-inch choke at a daily rate of
1.5 MMcfg and 7 barrels of oil. CREDO owns a 17.5% working interest in the well and is the operator.

     These new wells are expected to add significantly to the company's gas production for the balance of fiscal 2001.

     Production from 22 wells drilled on the company's 10% owned Recluse coal bed methane property located in north-central Wyoming awaits completion of a pipeline into the property. The operator expects first production in July of this year. The company owns interests in 20,000 gross and 4,000 net acres in Wyoming and Utah which are prospective for coal bed methane development.

     The company is currently committed to participate with interests ranging from 7% to 40% in drilling five wells as drilling rigs become available. All of these projects are located in the company's core drilling areas in northwestern Oklahoma.

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

RESULTS OF OPERATIONS

Six Months Ended April 30, 2001 Compared to Six Months Ended
April 30, 2000

     For the six months ended April 30, 2001, net income from continuing operations (excluding a one time litigation settlement last year) increased 135% to $1,132,000 compared to $481,000 last year. Including the prior year litigation settlement, net income increased 58% to $1,132,000 compared to $716,000 for the same period last year.

     Total revenues increased 37% to $3,042,000 in the first half of 2001 compared to $2,218,000 last year. Oil and gas sales increased $1,394,000, or 106%, to $2,710,000. Refer to the table and discussion on pages 8 and 9 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 151% to $5.99 per Mcf compared to $2.39 last year. Hedging transactions increased first half 2001 price realizations by $.19 per Mcf, or 3%. There were no hedging transactions during the first half of fiscal 2000. Net wellhead prices for gas increased 143% to $5.80 per Mcf compared to $2.39 last year. Net wellhead oil price realizations increased 9% to $28.02 per barrel compared to $25.66 last year. The net effect of these price changes, including hedging transactions, was to increase oil and gas sales $1,297,000. Gas volumes remained comparable and oil volumes increased 19%. The net effect of volume changes was to increase oil and gas sales by $97,000. Operating income increased $11,000, or 5%, due to drilling overhead income. As discussed on page 6, investment income fell 68% to $109,000 compared to $345,000 last year due primarily to a volatile and down trending stock market during the first half of fiscal 2001 which limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Non-recurring litigation settlement income of $345,000
($235,000 after taxes) in fiscal 2000 resulted from a one time partial recovery of investment losses incurred by the company in 1990 by settlement of a lawsuit.

     Total costs and expenses rose 22% to $1,425,000 in the first half of fiscal 2001 compared to $1,165,000 last year. General and administrative expenses rose 8% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased 19% due to increases in oil production, depreciation of additional business equipment, and amortization of the cost of an exclusive license agreement which was not effective in the prior year period. The 38% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. Income taxes were provided at 30% in fiscal 2001 and 32% in the prior fiscal period. The tax rate reduction is based primarily on actual tax rates for the prior fiscal year tax return being lower than previously estimated.

Quarter Ended April 30, 2001 Compared to Quarter Ended
April 30, 2000

     Net income for the quarter ended April 30, 2001 increased
137% to $530,000 compared to $224,000 for the same quarter last year.

     Total revenues increased 68% to $1,465,000 in the second quarter of 2001 compared to $874,000 for the same quarter last year. Oil and gas sales increased 96% to $1,334,000 compared to $680,000 last year. Refer to the table and discussion on pages 8 and 9 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 136% to $5.80 per Mcf compared to $2.46 last year. Hedging transactions increased second quarter price realizations $.37 per Mcf, or 7%. There were no hedging transactions during the second quarter of fiscal 2000. Net wellhead prices for gas increased 121% to $5.43 per Mcf compared to $2.46 last year. Net wellhead oil price realizations fell 4% to $26.06 per barrel compared to $27.04 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $565,000. Gas volumes increased 6% and oil volumes increased 14%. The net effect of volume changes was to increase oil and gas sales $89,000. Operating income increased $12,000, or 12% due to drilling overhead income. Investment income fell 82% to $17,000 compared to $92,000 last year due primarily to a volatile and down trending stock market during the first half of fiscal 2001 which limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Total costs and expenses increased 30% to $708,000 in the second quarter of 2001 compared to $545,000 last year. General and administrative expenses rose 14% due to inflationary pressures and the timing of certain expenditures. Depreciation, depletion and amortization increased 16% primarily due to increases in oil and gas production, depreciation of additional business equipment, and amortization of the cost of an exclusive license agreement which was not effective in the prior year quarter. The 60% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. Income taxes were provided at 30% in fiscal 2001 and 32% in fiscal 2000. The tax rate reduction is based primarily on actual tax rates for the prior fiscal year tax return being lower than previously estimated.

FORWARD-LOOKING STATEMENTS

     Certain information included in this quarterly report and other materials filed by the company with the Commission contain forward-looking statements relating to the company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. Among many factors that could cause actual results to differ materially are: (i) crude oil and natural gas price fluctuations, (ii) the company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling, and (iii) potential delays or failure to achieve expected production from existing and future exploration and development projects. In addition, such forward-looking statements may be affected by general domestic and international economic and political conditions.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 12, 2001       By:  /s/ James T. Huffman
                               --------------------------------
                               James T. Huffman
                               President and
                               Chief Executive Officer



                           By:  /s/ John A. Alsko
                               --------------------------------
                               John A. Alsko
                               Vice President and
                               Chief Financial Officer