Form 10QSB
period 2001-07-31
CREDO PETROLEUM CORP
filed 2001-09-14
CIK 277924

_______________________________________________________________


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For Quarter Ended July 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
August 31, 2001:     Common stock, $.10 par value - 3,122,000
                     Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                       Index to Form 10-QSB

                  For Quarter Ended July 31, 2001


_______________________________________________________________

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
 As of July 31, 2001 (Unaudited) and October 31, 2000

Consolidated Statements of Earnings and Changes in
 Retained Earnings (Unaudited) For the Nine and Three Month
 Periods Ended July 31, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited)
 For the Nine Month Periods Ended July 31, 2001 and 2000

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Not Applicable


        ______________________________________________

The consolidated financial statements included herein have been prepared by the company without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the company's Form 10-KSB for the fiscal year ended October 31, 2000.

                      CREDO PETROLEUM CORPORATION
                      Consolidated Balance Sheets

                              A S S E T S

                                             July 31,    October 31,
                                               2001          2000
                                           -----------   -----------
                                          (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                 $   614,000   $   484,000
 Short term investments                      5,065,000     4,626,000
 Receivables:
  Trade                                        517,000       227,000
  Accrued oil and gas sales                    529,000       472,000
  Other                                        105,000       108,000
                                           -----------   -----------
                                             6,830,000     5,917,000
                                           -----------   -----------
OIL AND GAS PROPERTIES, net, at cost,
 full cost method:
  Unevaluated                                2,204,000     1,601,000
  Evaluated                                  6,119,000     5,134,000
                                           -----------   -----------
                                             8,323,000     6,735,000
                                           -----------   -----------

EXCLUSIVE LICENSE AGREEMENT, net of
 amortization of $65,000 in 2001
 and $12,000 in 2000                           635,000       688,000
                                           -----------   -----------

OTHER, net                                     216,000       166,000
                                           -----------   -----------

                                           $16,004,000   $13,506,000
                                           ===========   ===========


       L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                              E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                          $ 1,204,000   $   935,000
 Income taxes payable                          218,000       276,000
                                           -----------   -----------
                                             1,422,000     1,211,000
                                           -----------   -----------

DEFERRED INCOME TAXES                        1,802,000     1,408,000
                                           -----------   -----------

EXCLUSIVE LICENSE OBLIGATION,
 less current obligations of $40,000           500,000       500,000
                                           -----------   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value,
  5,000,000 shares authorized,
  none issued                                     -             -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,678,000 shares issued                      367,000       367,000
 Capital in excess of par value              6,271,000     6,271,000
 Retained earnings                           6,558,000     4,925,000
 Other comprehensive income                     19,000          -
 Treasury stock, at cost, 548,000 shares
  in 2001 and 679,000 shares in 2000          (935,000)   (1,176,000)
                                           -----------   -----------
                                            12,280,000    10,387,000
                                           -----------   -----------
                                           $16,004,000   $13,506,000
                                           ===========   ===========

                        See accompanying notes.

                        CREDO PETROLEUM CORPORATION
            Consolidated Statements of Earnings And Changes in
                       Retained Earnings - Unaudited

                        Nine Months  Nine Months   Quarter      Quarter
                          Ended        Ended        Ended        Ended
                         July 31,     July 31,     July 31,     July 31,
                           2001         2000         2001         2000
                        ----------   ----------   ----------   ----------
REVENUES:
 Oil and gas sales      $4,029,000   $2,100,000   $1,319,000   $  784,000
 Operating                 336,000      316,000      113,000      104,000
 Investment income
  and other                118,000      399,000        9,000       54,000
 Non-recurring
  litigation settlement       -         345,000         -            -
                        ----------   ----------   ----------   ----------
                         4,483,000    3,160,000    1,441,000      942,000
                        ----------   ----------   ----------   ----------

COSTS AND EXPENSES:
 Oil and gas production    879,000      680,000      280,000      246,000
 Depreciation, depletion
  and amortization         590,000      462,000      226,000      157,000
 General and
  administrative           641,000      582,000      205,000      156,000
 Interest                   40,000         -          14,000         -
                        ----------   ----------   ----------   ----------
                         2,150,000    1,724,000      725,000      559,000
                        ----------   ----------   ----------   ----------

INCOME BEFORE
 INCOME TAXES            2,333,000    1,436,000      716,000      383,000

INCOME TAXES              (700,000)    (431,000)    (215,000)     (94,000)
                        ----------   ----------   ----------   ----------

NET INCOME               1,633,000    1,005,000      501,000      289,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD     4,925,000    3,578,000    6,057,000    4,294,000
                        ----------   ----------   ----------   ----------

RETAINED EARNINGS,
 END OF PERIOD          $6,558,000   $4,583,000   $6,558,000   $4,583,000
                        ==========   ==========   ==========   ==========


BASIC NET INCOME
 PER SHARE                  $  .53       $  .34       $  .16       $  .10
                            ======       ======       ======       ======

DILUTED NET INCOME
 PER SHARE                  $  .50       $  .32       $  .15       $  .09
                            ======       ======       ======       ======

                             See accompanying notes.

                        CREDO PETROLEUM CORPORATION
             Consolidated Statements of Cash Flows - Unaudited

                                                    Nine Months Ended
                                                         July 31,
                                                -------------------------
                                                    2001          2000
                                                -----------   -----------
OPERATING ACTIVITIES:
 Net income                                     $ 1,633,000   $ 1,005,000
 Noncash expenses included in net income:
  Depreciation, depletion and amortization          590,000       462,000
  Deferred income taxes                             394,000       132,000
 Changes in operating assets and liabilities:
  Proceeds from short term investments            3,109,000     1,261,000
  Purchase of short term investments             (3,548,000)   (2,223,000)
  Trade receivables                                (290,000)       79,000
  Accrued oil and gas sales                         (57,000)     (121,000)
  Other                                              22,000        18,000
  Accounts payable                                  269,000       (10,000)
  Income tax payable                                (58,000)       99,000
                                                -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES         2,064,000       702,000
                                                -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                     (2,087,000)     (577,000)
 Changes in long-term assets                        (88,000)      (63,000)
                                                -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES            (2,175,000)     (640,000)
                                                -----------   -----------


FINANCING ACTIVITIES:
 Proceeds from exercise of stock options            271,000          -
 Purchase of treasury stock                         (30,000)         -
                                                -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           241,000          -
                                                -----------   -----------


INCREASE IN CASH AND CASH EQUIVALENTS               130,000        62,000

CASH AND CASH EQUIVALENTS:
 Beginning of Period                                484,000       184,000
                                                -----------   -----------

 End of Period                                  $   614,000   $   246,000
                                                ===========   ===========

                          See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          July 31, 2001


LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At
July 31, 2001, working capital was $5,408,000, compared to $4,706,000 at October 31, 2000. Cash flow from operating activities before working capital changes totaled $2,617,000 for the nine months, up 64% from the same period last year. Cash flow was used to fund net oil and gas property expenditures totaling $2,087,000.

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

     Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's investments was 3% for the nine months of fiscal 2001 compared to 10% in the same period last year. The decline in investment returns primarily reflects a volatile and down trending stock market during fiscal 2001 which limits investment opportunities for the market timers which manage the bulk of the company's investments. By comparison to the company's investment returns, at July 31, 2001, the Dow was down 4.09%, the S&P 500 was down 15.26%, and the NASDAQ was down 39.84%.

     Commitments for future capital expenditures were approximately $500,000 at July 31, 2001. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     At July 31, 2001, open hedge positions totaled 420,000 Mcfg (thousand cubic feet of gas) at an average price of $3.72 per Mcf and represented approximately 92% of estimated natural gas production for the months of September 2001 through March 2002. The company deferred a realized gain of $140,000 for the August hedge (60,000 Mcf) which was closed prior to July 31, 2001. Subsequent to July 31, 2001, the September hedge (60,000 Mcf) was closed and a $127,000 gain was realized. The company currently has open hedge positions totaling 360,000 Mcfg covering the months of October 2001 through March 2002 at an average price of $3.61 per Mcf. This hedge represents approximately 92% of the company's estimated gas production for those months.

     The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on November 1, 2000. There were no derivative instruments outstanding on November 1, 2000. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. At July 31, 2001, deferred net gains of approximately $27,000 ($19,000 net of tax) related to natural gas hedging transactions were accumulated in Other Comprehensive Income.

     The following table sets forth the components of Comprehensive Income for each of the periods ended July 31:

                            Nine Months Ended        Three Months Ended
                                 July 31,               July 31,
                             2001        2000         2001        2000
                          ----------  ----------   ----------  ----------
Net Income                $1,633,000  $1,005,000   $  501,000  $  289,000
Change in fair value of
 derivatives designated
 as cash flow hedges          19,000        -         (42,000)       -
                          ----------  ----------   ----------  ----------
Comprehensive income      $1,652,000  $1,005,000   $  459,000  $  289,000
                          ==========  ==========   ==========  ==========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                   Nine Months           Nine Months       Percent  Percent
              Ended July 31, 2001   Ended July 31, 2000    Volume   Price
              -------------------   -------------------
Product        Volume     Price       Volume    Price      Change   Change
-------        ------     -----       ------    -----      ------   ------
Gas (Mcf)      565,800   $ 5.46(1)   511,800   $ 2.62(2)    + 11%    +108%
Oil (bbls)      34,500   $27.25       28,400   $26.72       + 21%    +  2%

                  Three Months          Three Months       Percent  Percent
              Ended July 31, 2001   Ended July 31, 2000    Volume   Price
              -------------------   -------------------
Product        Volume     Price      Volume     Price      Change   Change
-------        ------     -----       ------    -----      ------   ------
Gas (Mcf)      219,900   $ 4.63(3)   166,400   $ 3.09(4)    + 32%    + 50%
Oil (bbls)      11,700   $25.75        9,300   $28.90       + 26%    - 11%

(1) Includes $.52 Mcf hedging gain.
(2) Includes $.09 Mcf hedging loss.
(3) Includes $1.02 Mcf hedging gain.
(4) Includes $.29 Mcf hedging loss.

     Capital spending increased to a record $2,087,000 for the first nine months of fiscal 2001 as the company deployed increased cash flows into oil and gas assets. The company's growth strategy focuses on two core projects - application of its patented Calliope gas recovery technology and drilling along the Anadarko Shelf of Oklahoma.

     During fiscal 2001, ten successful wells were completed in connection with the company's drilling program along the Anadarko Shelf of Oklahoma, of which nine were gas wells and one was oil. The significant increase in gas and oil production for both the nine-month (13%) and three-month (30%) periods resulted primarily from new wells placed on stream during the periods. The most important addition to gas production came from the company's 60% owned 7,800-foot Bill-Judy Brown #1-6 well located in Beaver County, Oklahoma which was completed for production in May, 2001. The well was completed in the third quarter of fiscal 2001 and production has stabilized at a daily rate of 850 Mcfg on a 25/64-inch choke. The company is the Operator of the well. In addition, two wells on which the company's Calliope fluid lift system was installed made substantial contributions to the increase in fiscal 2001 production volumes.

     The primary contributor to the increased oil production is the Wilkerson #1 well located in Beaver County, Oklahoma in which the company owns an 15% interest. Production has stabilized at a daily rate of 280 barrels of oil and 500 Mcfg on a 15/64-inch choke.

     The company's patented Calliope technology has continued to make a significant impact on production and revenues. Calliope wells contributed 23% of gas production for the first nine months of fiscal 2001. This technology significantly increases the amount of gas that can be recovered from many low pressure gas reservoirs. During fiscal 2001, for the first time, the company successfully installed Calliope systems inside standard 2-7/8-inch tubing. Installations were completed on two wells at depths of 12,600 and 12,800 feet. Both wells were dead and were scheduled to be plugged and abandoned. Calliope immediately restored both wells to commercial production rates between 185 to 200 Mcfgd (thousand cubic feet of gas per day) per well.

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

     Subsequent to third quarter end, the company participated for an 11% interest in drilling the 8,900-foot Jacoby "10" #1 well in Ellis County, Oklahoma. The well was recently completed and is producing from the Oswego formation at the daily rate of approximately 3.9 MMcfg and 207 barrels of oil.

     Production from 22 wells drilled on the company's 10% owned Recluse coal bed methane property located in north-central Wyoming were placed on stream subsequent to third quarter end. The company owns interests in 20,000 gross and 4,000 net acres in Wyoming and Utah which are prospective for coal bed methane development.

     The company is currently drilling the Glendena #1 well on its 1,280-acre Sand Creek Prospect located in Ellis County,
Oklahoma. CREDO owns 40% of the 7,650-foot Morrow formation test and is Operator of the well.

     The company is currently committed to participate with interests ranging from 11% to 40% in drilling three wells as drilling rigs become available. All of these projects are located in the company's core drilling areas in northwestern Oklahoma.

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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2001 Compared to Nine Months Ended
July 31, 2000

     For the nine months ended July 31, 2001, net income from continuing operations (excluding a one time litigation settlement last year) increased 114% to $1,633,000 compared to $764,000 last year. Including the prior year litigation settlement, net income increased 62% to $1,633,000 compared to $1,005,000 for the same period last year.

     Total revenues increased 42% to $4,483,000 for the nine months ended July 31, 2001 compared to $3,160,000 last year. Oil and gas sales increased $1,929,000, or 92%, to $4,029,000. Refer to the table and discussion on pages 8 and 9 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 108% to $5.46 per Mcf compared to $2.62 last year. Hedging transactions increased 2001 price realizations by $.52 per Mcf, or 11% compared to a decrease in 2000 price realizations from hedging transactions of $.09 per Mcf, or 3%. Net wellhead prices for gas increased 82% to $4.94 per Mcf compared to $2.71 last year. Net wellhead prices for oil increased 2% to $27.25 per barrel compared to $26.72 last year. The net effect of these price changes, including hedging transactions, was to increase oil and gas sales by $1,469,000. Gas volumes increased 11% and oil volumes increased 21%. The net effect of volume changes was to increase oil and gas sales by $460,000. Operating income increased $20,000, or 6%, due to drilling overhead income and additional operated properties. As discussed on page 6, the average return on the company's investments was 3% compared to 10% last year due primarily to a volatile and down trending stock market during the nine months of fiscal 2001 which limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Non-recurring litigation settlement income of $345,000
($241,000 after taxes) in fiscal 2000 resulted from a one time partial recovery of investment losses incurred by the company in 1990 by settlement of a lawsuit.

     Total costs and expenses rose 25% to $2,150,000 for the nine months ended July 31, 2001 compared to $1,724,000 last year. The 29% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. Depreciation, depletion and amortization increased 28% due to increases in oil and gas production and amortization of the cost of an exclusive license agreement which was not effective in the prior year period. General and administrative expenses rose 10% due to inflationary pressures and the timing of certain expenditures. Interest expense relates to the accrual of interest on the exclusive license agreement note payment, due on September 1, 2001, which was not effective in the prior year period. Income taxes were provided at 30% in fiscal 2001 and in the prior fiscal period.

Quarter Ended July 31, 2001 Compared to Quarter Ended July 31,
2000

     Net income for the quarter ended July 31, 2001 increased 73% to $501,000 compared to $289,000 for the same quarter last year.

     Total revenues increased 53% to $1,441,000 in the third quarter of 2001 compared to $942,000 for the same quarter last year. Oil and gas sales increased 68% to $1,319,000 compared to $784,000 last year. Refer to the table and discussion on pages 8 and 9 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations rose 50% to $4.63 per Mcf compared to $3.09 last year. Hedging transactions increased third quarter price realizations $1.02 per Mcf, or 28%, compared to a decrease in 2000 price realizations from hedging transactions of $.29 per Mcf, or 9%. Net wellhead prices for gas increased 7% to $3.61 per Mcf compared to $3.38 last year. Net wellhead prices for oil fell 11% to $25.75 per barrel compared to $28.90 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $226,000. Gas volumes increased 32% and oil volumes increased 26%. The net effect of volume changes was to increase oil and gas sales $309,000. Operating income increased $9,000, or 9%, due to the addition of several operated wells. As discussed on page 6, the average return on the company's investments was 3% compared to 10% last year due primarily to a volatile and down trending stock market during the current quarter which limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Total costs and expenses increased 30% to $725,000 in the third quarter of 2001 compared to $559,000 last year. Oil and gas production expenses increased 14% due primarily to increased production taxes on higher oil and gas sales revenue. Depreciation, depletion and amortization increased 44% primarily due to increases in oil and gas production and amortization of the cost of an exclusive license agreement which was not effective in the prior year quarter. General and administrative expenses increased $49,000, or 31%, due to a one-time credit to such expenses last year to correct an error in the two preceding quarters. Interest expense relates to the accrual of interest on the exclusive license agreement note payment, due on September 1, 2001, which was not effective in the prior year period. Income taxes were provided at 30% in the third quarter of fiscal 2001 and 25% in the prior fiscal period.

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



Date:  September 11, 2001    By:  /s/ James T. Huffman
                                 ----------------------------
                                 James T. Huffman
                                 President and
                                 Chief Executive Officer



                             By:  /s/ John A. Alsko
                                 ----------------------------
                                 John A. Alsko
                                 Vice President and
                                 Chief Financial Officer