Form 10KSB
period 2001-10-31
CREDO PETROLEUM CORP
filed 2002-01-29
CIK 277924

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

________________________________________________________________

                           FORM 10-KSB
________________________________________________________________

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES ACT OF 1934
           For The Fiscal Year Ended October 31, 2001


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
--- SECURITIES EXCHANGE ACT OF 1934

    For the transition period ____________ to ____________


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

                  Common Stock, $.10 Par Value
      3,174,000 Shares Outstanding, Net of Treasury Stock,
          at the Close of Business on December 31, 2001
             (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____
                                        -----      -----

Issuer's revenues for its most recent fiscal year:  $5,807,000

As of December 31, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was approximately
$15,397,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 2002 Annual Meeting.

                              PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ("CREDO") was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ("SECO", "United" and collectively "the company"), are Denver, Colorado based independent oil and gas companies which engage in oil and gas acquisition, exploration, development and production activities mostly in the Mid-Continent and Rocky Mountain regions of the United States. The company operates in eight states and has ten employees. CREDO is an active operator in Kansas and the Rocky Mountain Region. United is an active operator doing business exclusively in Oklahoma, and SECO owns royalty interests primarily in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.

Business Activities

The company's primary business activities consist of (i) exploration for and development of oil and gas reserves,
(ii) application of its patented Calliope Gas Recovery System TM
("Calliope") to low pressure gas wells, (iii) oil and gas production, (iv) purchasing producing oil and gas properties, and
(v) operation of oil and gas properties for the company's interest and for the interests of third parties.

Except for development, testing and application of Calliope, operations are concentrated on medium depth properties generally ranging from 7,000 to 10,000 feet. A portion of the funds necessary for the company's operation is raised through various cost sharing arrangements. Applications of Calliope are concentrated below 10,000 feet and, to date, have not required external sources of capital.

The company acts as "operator" of 83 wells pursuant to standard industry Operating Agreements, and it owns working and royalty interests in approximately 563 wells which are operated by outside parties. In addition, the company is general partner of three private limited partnerships. The Partnerships are in the production stage of operations and their results are proportionately consolidated in the company's financial statements.

Over the past four years, the company has participated in developing, testing, refining, and patenting the Calliope Gas Recovery System. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs. During 2000, the company purchased an unrestricted, exclusive license to the technology. The term of the license is 10 years, and it can be extended an additional five years to cover the entire 15 year term of the patent. At fiscal year end, the company had installed Calliope on eight wells ranging in depth from 6,500 feet to 18,600 feet. Of the eight applications, three rank as the company's second, third and seventh most valuable producing properties. Although Calliope operated successfully on all of the applications, two of the applications were not economic due to wellbore problems (scaling and a casing leak) unrelated to the technology. The company believes it has proven Calliope's breadth and economic viability on actual field applications of wells it owns and operates.

Markets and Customers

Marketing of the company's oil and gas production is influenced by many factors which are beyond the company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, market prices, and regulation, and actions of major foreign producers. The oil price fall to below $10.00 per barrel in 1999 and recovery to over $30.00 in 2000 demonstrates its extreme price volatility.

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

Gas price decontrol, the advent of an active spot market for natural gas, changes in supply and demand for natural gas, and weather patterns cause prices received by the company to be subject to significant fluctuations. The company presently sells virtually all of its gas through short-term contracts with terms of one year or less based on monthly "spot" prices. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

During fiscal 2001, gas prices rose to historic highs as demand growth outpaced the industry's ability to readily respond with additional supplies of natural gas. The industry's diminished size and capacity after 12 to 15 years of relative depression caused by low energy prices hampered its ability to respond to surging demand. However, as the year progressed, gas demand was lost due to high prices resulting in rapidly increasing gas storage inventories and a dramatic gas price reversal during the year. Currently, gas inventories are very high, demand is weak due to a warm start to the winter, and prices are soft, particularly compared to last year. Management cannot reasonably predict the extent or timing of natural gas price fluctuations.

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

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 2002. The company cannot predict what subsequent legislation or regulations may be enacted or what effect it will have on the company's business.

ITEM 2.  PROPERTIES

General

In fiscal 2001, capital expenditures for oil and gas activities totaled $2,688,000 (before $34,000 of property sales proceeds). During the year, the company participated in drilling 11 gas wells in Oklahoma and Wyoming which were successfully completed as commercial gas wells. The company's interest in the wells ranged from 5% to 60%. During the year, the electrical, gathering and water disposal infrastructures were installed for the 22 coal bed methane wells drilled last year on the company's 10% owned Recluse property. The property recently commenced production and is in the start-up phase. The company also significantly refined and extended the limits of its patented Calliope technology. The company believes that it has proved the economic viability and breadth of the Calliope system.

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

The company's reserves are concentrated in relatively few properties. At October 31, 2001, approximately 61% of the value of the company's estimated reserves were concentrated in 15% of the company's producing wells. The J. C. Carroll well was the company's most significant producing property during 2001. The company purchased the Carroll well in mid-1999 and installed Calliope. The well accounted for approximately 12% of total gas production in 2001 and about 6% of total reserve quantities at fiscal year-end. The Carroll well ranks as the company's second largest well in terms of reserve quantities. The Glendena #1 well was drilled late in fiscal 2001 and appears to be a very significant well. It was not placed on production until the last few days of the fiscal year, and therefore, did not contribute to 2001 production. It was, however, included in the company's fiscal year-end reserve estimates and accounted for approximately 7% of total reserves. The Glendena well ranks as the company's largest well in terms of reserve quantities. These wells have a limited, or no, production history (as configured in the case of the Carroll), and accordingly, reserve estimates must be viewed as being subject to significant change as more data about the wells becomes available.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 62% in 2001, 63% in 2000, and 64% in 1999 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years.
At October 31, 2001, natural gas represented 82% and crude oil represented 18% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (6) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $20.61, $31.82, and $21.01 per barrel for oil and $2.87, $4.33, and $2.73 per Mcf for gas as of October 31, 2001, 2000, and 1999, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                               Estimated Future
          Oil       Gas    Estimated Future     Net Revenues
Year    (bbls)*    (Mcf)*     Net Revenues     Discounted at 10%
----------------------------------------------------------------
2001   330,000   9,121,000    $ 21,843,000      $ 13,874,000
2000   373,000   7,413,000    $ 31,475,000      $ 18,700,000
1999   321,000   6,683,000    $ 16,254,000      $  9,856,000
* Of 2001, 2000 and 1999 amounts, proved developed reserves were
  296,000, 340,000, and 287,000 barrels of oil and 8,249,000,
  6,511,000, and 5,704,000 Mcf of gas, respectively.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average sales price per unit for the indicated years are set forth below.

                 2001              2000              1999
---------------------------------------------------------------
Product     Volume   Price    Volume   Price    Volume   Price
---------------------------------------------------------------
Gas (Mcf)   800,000  $ 5.00   668,000  $ 2.84   858,000  $ 2.14
Oil (bbls)   44,000  $26.45    39,000  $27.88    39,000  $15.64

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $6.40, $6.21, and $4.49 per barrel in 2001, 2000, and 1999, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 2001 totaled 19,600 net and 103,000 gross acres. At October 31, 2001, the company owned working interests in 53.68 net (182 gross) wells consisting of
19.80 net (44 gross) oil wells and 33.88 net (138 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 453 oil and gas wells. In 2001, the company sold .53 net (7 gross) wells. In the same period, the company drilled and acquired interests in 2.34 net (13 gross) wells in which it did not previously own an interest and .49 net (5 gross) wells where the company previously owned an interest.

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

                          Royalty                  Working
                      Interest Acreage         Interest Acreage
---------------------------------------------------------------
  Expiration
  Year Ending
  October 31            Gross     Net          Gross       Net
---------------------------------------------------------------
     2002               5,300     100          14,300     1,900
     2003               6,200     400           3,500       600
     2004               8,600   1,000          13,500     3,400
     2005               1,700     500          10,800     3,700
     2006               1,100     100           6,900     1,600
   Thereafter           3,300     100          11,900     2,700
Held-By-Production    146,500   8,200          11,800     2,600
---------------------------------------------------------------

                      172,700  10,400          72,700    16,500
===============================================================

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

                          Gross Wells
-----------------------------------------------------------------------
Year Ended   Total Gross      Exploratory              Development
                          -------------------      --------------------
October 31     Wells      Oil     Gas     Dry      Oil     Gas     Dry
-----------------------------------------------------------------------
   2001         11          -       9(1)    -       -       2        -
   2000         32          1      22(2)    4       -       4        1
   1999         33          -      31(2)    -       -       2        -
1978-1998      145         11      33      72      15      10        4
-----------------------------------------------------------------------

               221         12      95      76      15      18        5
=======================================================================

                            Net Wells
-----------------------------------------------------------------------

Year Ended   Total Net        Exploratory              Development
                         ---------------------    ---------------------
October 31     Wells     Oil      Gas      Dry    Oil      Gas     Dry
-----------------------------------------------------------------------
  2001         2.236        -    2.097(1)    -       -     .139      -
  2000         4.021      .156   2.448(2)  .550      -     .367    .500
  1999         3.841        -    3.701(2)    -       -     .140      -
1978-1998     25.617     1.401   5.784   10.943   4.350   1.654   1.485
-----------------------------------------------------------------------

              35.715     1.557  14.030   11.493   4.350   2.300   1.985
=======================================================================
(1) Includes two shallow coal bed methane gas wells at less than
    1,000 feet in depth in which the company owns approximately 5%.
(2) Shallow coal bed methane gas wells at less than 1,000 feet in depth in which the company owns approximately 10%.


ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                              2001                   2000
---------------------------------------------------------------
Fiscal Quarter Ended     High      Low           High     Low
---------------------------------------------------------------
January 31              $ 7.69   $ 4.75         $ 3.75   $ 3.06
April 30                  7.50     6.31           4.00     3.00
July 31                  10.30     6.29           6.00     3.44
October 31                7.75     4.87           9.25     4.69

At December 31, 2001, the company had 3,888 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At fiscal year-end October 31, 2001, working capital was $5,791,000. Cash generated by operating activities (before working capital changes) totaled $3,392,000 in 2001, and $34,000 of cash was generated from property sales. Cash flow was used primarily to fund oil and gas acquisition and development expenditures totaling $2,688,000 and to increase working capital.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 2002 operations. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year-end. The company has no defined benefit plans and no obligations for post retirement employee benefits.

Product Prices, Production and Investments

Gas price decontrol, the advent of an active spot market for natural gas, changes in supply and demand for natural gas, and weather patterns cause prices received by the company to be subject to significant fluctuations. The company presently sells virtually all of its gas through short-term contracts with terms of one year or less based on monthly "spot" prices. These prices are reduced ("netted") by the costs of gathering and transporting the gas.

Significant world events and OPEC's production and pricing policies influence worldwide supply and demand and prices for crude oil and petroleum products. At December 31, 1998, inflation adjusted oil prices stood at 50 year lows of less than $10.00 per barrel but subsequently recovered to highs of over $30.00 per barrel in November 2000. This fall and recovery in oil prices demonstrates their extreme volatility.

Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has periodically hedged product prices by forward selling a portion of its production in the NYMEX futures market. This is done when the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price of a product is adequate to insure reasonable returns at a time when downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset by opposite moves in the other market. During the past three years, the company hedged portions of its gas production.
Hedging transactions resulted in gains of $663,000 in 2001, losses of $141,000 in 2000, and gains of $118,000 in 1999. At
October 31, 2001, the company's open hedge positions totaled 580,000 Mcf covering the months of November 2001 through July 2002 at an average price of $3.39 per Mcf. This hedge represents approximately 76% of the company's estimated gas production for those months.

Gas and oil sales volume and price comparisons for the indicated years ended October 31 are set forth below.

                  2001                2000                1999
---------------------------------------------------------------------
Product     Volume    Price     Volume    Price     Volume     Price
---------------------------------------------------------------------
Gas (Mcf)  800,000   $ 5.00    668,000   $ 2.84    858,000    $ 2.14
% change       +20%     +76%       -22%     +33%       +10%       +8%
Oil (bbls)  44,000   $26.45     39,000   $27.88      39,000   $15.64
% change       +14%      -5%         -      +78%        -2%      +11%

The 2001 increase in natural gas volumes resulted from successful completion of nine gas wells along the Anadarko Shelf of Oklahoma that were placed on production during 2001. The decline in gas volume in 2000 resulted from property divestitures and the expected rapid production decline of a major well.

The increase in oil volumes sold was primarily due to production from new discoveries made in the prior year and positive results from an Oklahoma waterflood project.

Pending deployment into oil and gas assets, the company invests surplus cash with professional money managers. At October 31, 2001, approximately 75% of such investments were with managers who specialize in market timing using U.S. mutual funds. These managers attempt to reduce market risk by entering and exiting stock mutual fund trades on a frequent and short-term basis. Remaining investments are primarily in professionally managed limited partnerships. The investments have a readily determinable market value and over 50% can be converted for use by the company within a few days. Average returns on these investments were approximately 4% in 2001, 14% in 2000 and 12% in 1999. The company believes that the most significant risk of its investment strategy is a single day catastrophic negative effect on the stock market of a major, unexpected event like the September 11, 2001 terrorist attacks.

Oil and Gas Activities

In fiscal 2001, capital expenditures for oil and gas activities totaled $2,688,000 (before $34,000 of property sales proceeds). The company participated in drilling nine gas wells in connection with its core drilling program along the Anadarko Shelf of Oklahoma which were successfully completed as commercial producers. The company's interests in the wells ranged from 7% to 60%.

The most important well drilled in fiscal 2001 was the 7,600-foot Glendena #1 located in Ellis County, Oklahoma. This well tested the Morrow formation on the company's 1,600-acre Sand Creek Prospect. It encountered two Morrow zones totaling 31 feet and was completed naturally (without acid or fracture treatments) from one of the two zones. Initial production and pressure data are very encouraging. Since sales commenced in late October, the well has produced at an average daily rate of about 3.0 MMcfg with minor amounts of condensate and water. The second zone will be completed at a future date.

The Glendena well did not contribute to fiscal 2001 results because production commenced near fiscal year end. However, it is expected to have a significant effect on 2002 production.

The company currently controls 1,600 acres in the Sand Creek
Prospect area, providing ample room to drill offset wells. The first such well is scheduled to spud in late January. CREDO owns a 40% working interest and is the operator.

Another good well, the 8,700-foot Bill-Judy Brown #1-6, was drilled in a very active area of Beaver County, Oklahoma to test the Chester, Morrow and St. Louis formations. It is currently producing at the rate of 455 Mcfgd. The company owns a 60% working interest and is the operator.

The electrical, gathering and water disposal infrastructures were installed for the 22 coal bed methane wells drilled last year on the company's 10% owned Recluse property. The property recently commenced production and is in the start-up phase.

During the year, the company significantly refined and extended the limits of its patented Calliope Gas Recovery System. The company believes that it has proved the economic viability and breadth of the Calliope system on wells it owns and operates. However, the run-up in gas prices the last two years has severely hindered the company's efforts to purchase wells for Calliope.

The company's challenge is to acquire or otherwise obtain more wells for application of its Calliope system. The original plan was to use Calliope exclusively on company-owned wells. However, difficulty buying wells has necessitated consideration of other strategies such as joint venturing with certain large companies to install Calliope on their wells. The company is well under way developing a highly sophisticated multimedia presentation to market Calliope. The company has also retained a reconnaissance firm to interview the appropriate decision makers in the companies and determine how to best present the technology in a way that meets their needs.

As a gas well depletes, technologies that rely on bottom hole pressure to lift liquids that load-up the well and restrict gas flow become inefficient. In many gas wells, the operating limits of conventional liquid lift technologies cause billions of cubic feet of gas to be left behind and substantial profits to be lost. For those wells, Calliope will achieve substantially lower reservoir abandonment pressure than conventional production methods because it does not rely on bottom hole pressure or adequate fluid volumes to lift liquids. Actual field results from Calliope applications on previously dead wells owned by the company include: (i) adding low risk reserves at a cost of $.50 per Mcfg, or less; (ii) reviving combined production to over 1,000,000 cubic feet of gas per day on three dead wells that were scheduled by the operators to be plugged; (iii) lowering abandonment pressures to less than 60 psi at 8,500 feet; and
(iv) lifting liquids from well depths of 6,500 to 18,600 feet. Calliope's "risk adjusted" economics are impressive because production rates and reserves are highly predictable and sunk costs are moderate.

The company has proved to its satisfaction that Calliope will add
 .5 to 2.0 Bcf of gas reserves to many dead or uneconomic gas wells. The 11,800-foot J. C. Carroll well provides an excellent example of Calliope's potential. When the well was purchased for salvage value in 1999, it had not produced commercially in five years. Calliope immediately restored production to 660 thousand cubic feet of gas per day. The company estimates that Calliope will recover 1.7 billion cubic feet of additional gas from the Carroll well. It is the company's second most valuable asset.

Eight Calliope systems have been installed at depths ranging from 6,500 feet to 18,600 feet. Each of these applications was a rigorous test for Calliope. Three applications were on dead wells--one for five years--that were scheduled to be plugged and abandoned. After being reinvigorated by Calliope, these three wells are currently CREDO's second, third and seventh most valuable producing properties. Calliope wells accounted for 22% of the company's fiscal 2001 gas production volume, and they represent 24% of the company's estimated proved reserves quantities at fiscal 2001 year-end.

The cost of a Calliope system varies with depth, well conditions, and other related factors. Although Calliope operates successfully at shallow depths, the company believes it will be most effective on wells below 10,000 feet where conventional fluid lift systems lose efficiency at higher abandonment pressures.

The company's reserves are concentrated in relatively few properties. At October 31, 2001, approximately 61% of the value of the company's estimated reserves were concentrated in 15% of the company's producing wells. The J. C. Carroll well was the company's most significant producing property during 2001. The company purchased the Carroll well in mid-1999 and installed Calliope. The well accounted for approximately 12% of total gas production in 2001 and about 6% of total reserve quantities at fiscal year-end. The Carroll well ranks as the company's second largest well in terms of reserve quantities. The Glendena #1 well was drilled late in fiscal 2001 and appears to be a very significant well. It was not placed on production until the last few days of the fiscal year, and therefore, did not contribute to 2001 production. It was, however, included in the company's fiscal year-end reserve estimates and accounted for approximately 7% of total reserves. The Glendena well ranks as the company's largest well in terms of reserve quantities. These wells have a limited, or no, production history (as configured in the case of the Carroll), and accordingly, reserve estimates must be viewed as being subject to significant change as more data about the wells becomes available.

Results of Operations

In 2001, total revenues rose 38% to $5,807,000 compared to $4,204,000 in 2000. As the oil and gas price/volume table on page 8 shows, total gas price realizations, which reflect hedging transactions, rose 76% to $5.00 per Mcf and oil price realizations fell 5% to $26.45 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,388,000. Hedging gains were $663,000 in 2001 compared to hedging losses of $141,000 in 2000. Gas volumes and oil volumes produced rose 20% and 14%, respectively. The net effect of these volume changes was to increase oil and gas sales by $804,000.
The increase in gas production resulted from new wells added during the year. Operating income rose 9% due to drilling supervision income and additional operated properties.
Investment income and other declined 60% due primarily to a volatile and down trending stock market during fiscal 2001 which limited investment opportunities for the market timers that manage the bulk of the company's investments.

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

In 2001, total costs and expenses rose 30% to $2,987,000 compared to $2,307,000 in 2000. The 22% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. Depletion, depreciation and amortization ("DD&A") increased 58% due to increases in oil and gas production and amortization of the cost of an exclusive license agreement which was not effective in the prior year. General and administrative expenses rose 14% due to inflationary pressures and additional staffing. Interest expense relates to the exclusive license agreement note payment that was not effective in the prior year. The effective tax rate was 29% in 2001 and 2000.

In 2000, total costs and expenses rose marginally to $2,307,000 compared to $2,298,000 in 1999. DD&A fell 26% compared to 1999 due primarily to lower production volumes and proceeds from sales of certain properties that reduced the amortization base. Oil and gas production expenses rose 14% primarily due to increased production taxes on higher oil and gas revenues and costs associated with timing of workovers and repairs. General and administrative expenses rose 11% due to inflationary pressures and additional staffing. The effective tax rate was 29% in 2000 compared to 32% in 1999.

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


ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Consolidated Balance Sheets, October 31, 2001 and 2000

Consolidated Statements of Operations for the Three Years Ended
 October 31, 2001

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 2001

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 2001

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 2001 and 2000


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

Assets                                     2001            2000
---------------------------------------------------------------
Current assets:
  Cash and cash equivalents         $   819,000     $   484,000
  Short-term investments              5,283,000       4,626,000
  Receivables:
    Trade                               317,000         227,000
    Accrued oil and gas sales           367,000         472,000
    Other                               241,000         108,000
---------------------------------------------------------------

      Total current assets            7,027,000       5,917,000
---------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                         1,549,000       1,601,000
  Evaluated                           7,120,000       5,134,000
---------------------------------------------------------------

      Net oil and gas properties      8,669,000       6,735,000
---------------------------------------------------------------

Exclusive license agreement, net of
 amortization of $82,000 and $12,000    618,000         688,000
---------------------------------------------------------------

Other, net                              156,000         166,000
---------------------------------------------------------------

                                     $16,470,000    $13,506,000
===============================================================



Liabilities and Stockholders' Equity
---------------------------------------------------------------

Current liabilities:
  Accounts payable
   and accrued liabilities           $ 1,126,000    $   935,000
  Income taxes payable                   110,000        276,000
---------------------------------------------------------------

      Total current liabilities        1,236,000      1,211,000
---------------------------------------------------------------

Deferred income taxes, net             1,935,000      1,408,000
---------------------------------------------------------------

Exclusive license obligation,
 less current obligations
  of $44,000 and $40,000                 456,000        500,000
---------------------------------------------------------------

Commitments
---------------------------------------------------------------

Stockholders' equity:
  Preferred stock, without par
   value, 5,000,000 shares
   authorized, none issued                  -              -
  Common stock, $.10 par value,
   20,000,000  shares authorized,
   3,678,000 shares issued               367,000        367,000
  Capital in excess of par value       6,453,000      6,271,000
  Retained earnings                    6,927,000      4,925,000
  Accumulated other
   comprehensive income                   14,000           -
  Treasury stock, 502,000
   and 679,000 shares at cost           (918,000)    (1,176,000)
---------------------------------------------------------------

      Total shareholders' equity      12,843,000     10,387,000
---------------------------------------------------------------

                                     $16,470,000    $13,506,000
===============================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 2001


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

                                      2001           2000           1999
------------------------------------------------------------------------
Revenues:

  Oil and gas sales            $ 5,163,000    $ 2,971,000    $ 2,445,000

  Operating                        456,000        417,000        428,000

  Investment income and other      188,000        471,000        323,000

  Non-recurring litigation
   settlement                         -           345,000           -
------------------------------------------------------------------------

                                 5,807,000      4,204,000      3,196,000
------------------------------------------------------------------------


Costs and expenses:

  Oil and gas production         1,135,000        934,000        818,000

  Depreciation, depletion
   and amortization                842,000        533,000        721,000

  General and administrative       957,000        840,000        759,000

  Interest                          53,000           -              -
------------------------------------------------------------------------

                                 2,987,000      2,307,000      2,298,000
------------------------------------------------------------------------


Income before income taxes       2,820,000      1,897,000        898,000

Income taxes                      (818,000)      (550,000)      (287,000)
------------------------------------------------------------------------

Net income                     $ 2,002,000    $ 1,347,000      $ 611,000
========================================================================



Basic income per share               $ .64          $ .45          $ .20

Diluted income per share             $ .61          $ .43          $ .20
========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 2001


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated
                                  Common Stock       Capital In                  Other                       Total
                            ----------------------    Excess Of     Retained  Comprehensive   Treasury  Stockholders'
                              Shares       Amount     Par Value     Earnings     Income        Stock         Equity
---------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1998   3,678,000  $   367,000  $ 6,235,000  $ 2,967,000  $     -     $(1,120,000)  $ 8,449,000

Purchase of treasury stock        -            -            -            -           -         (95,000)      (95,000)

Net income                        -            -            -         611,000        -            -          611,000


---------------------------------------------------------------------------------------------------------------------

Balances, October 31, 1999   3,678,000      367,000    6,235,000    3,578,000        -      (1,215,000)    8,965,000

Stock options
 issued to consultant             -            -          36,000         -           -            -           36,000

Purchase of treasury stock        -            -            -            -           -          (1,000)       (1,000)

Exercise of stock options         -            -            -            -           -          40,000        40,000

Net income                        -            -            -       1,347,000        -            -        1,347,000


---------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2000   3,678,000      367,000    6,271,000    4,925,000        -      (1,176,000)   10,387,000

Comprehensive income:
 Net Income                       -            -            -       2,002,000        -            -        2,002,000
 Other comprehensive income,
  net of tax:  Change in fair
   value of derivatives           -            -            -            -         14,000         -           14,000
                                                                                                         -----------
 Comprehensive income             -            -            -            -           -            -        2,016,000

Stock options issued
 to consultant                    -            -          12,000         -           -            -           12,000

Income tax benefit from
 exercise of nonqualified
 stock options and
 premature dispositions           -            -         170,000         -           -            -          170,000

Purchase of treasury stock        -            -            -            -           -        (129,000)     (129,000)

Exercise of stock options         -            -            -            -           -         387,000       387,000


---------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2001   3,678,000  $   367,000  $ 6,453,000  $ 6,927,000  $   14,000  $  (918,000)  $12,843,000
=====================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 2001


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

                                              2001         2000         1999
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                           $ 2,002,000  $ 1,347,000  $   611,000
  Non-cash expenses included in
   net income:
    Depreciation, depletion and
     amortization                          842,000      533,000      721,000
    Deferred income taxes                  527,000      181,000      183,000
    Other                                   21,000       48,000         -
  Changes in operating assets
   and liabilities:
    Proceeds from
     short-term investments              3,209,000    2,418,000    2,241,000
    Purchase of
     short-term investments             (3,866,000)  (2,989,000)  (4,110,000)
    Trade receivables                      (90,000)     216,000     (171,000)
    Accrued oil and gas sales              105,000     (110,000)     (90,000)
    Other current assets                    12,000      (31,000)     464,000
    Accounts payable
     and accrued liabilities               191,000      156,000       77,000
    Income taxes payable                  (140,000)     129,000       96,000
----------------------------------------------------------------------------

Net cash provided
 by operating activities                 2,813,000    1,898,000       22,000
----------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to oil and gas properties   (2,688,000)  (1,855,000)    (670,000)
  Proceeds from sale of oil and gas
   properties                               34,000      552,000      605,000
  Acquisition of exclusive license
   agreement                                  -        (159,000)(1)     -
  Other                                    (42,000)    (175,000)     (27,000)
----------------------------------------------------------------------------

Net cash used in investing activities   (2,696,000)  (1,637,000)     (92,000)
----------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from exercise
   of stock options                        387,000       40,000         -
  Purchase of treasury stock              (129,000)      (1,000)     (95,000)
  Principal payment on exclusive
   license obligation                      (40,000)        -            -

----------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                      218,000       39,000      (95,000)
----------------------------------------------------------------------------

Increase (decrease) in cash
 and cash equivalents                      335,000      300,000     (165,000)

Cash and cash equivalents:
  Beginning of year                        484,000      184,000      349,000
----------------------------------------------------------------------------

  End of year                          $   819,000  $   484,000  $   184,000
============================================================================

(1) Supplemental Disclosure of Non-Cash Investing and Financial Activities:
    In fiscal2000, the company had an obligation for acquisition of an exclusive license agreement of $540,000.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
------------------------------------------------------------


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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. At October 31, 2001, short-term investments are 75% allocated to professional money managers who specialize in market timing using U.S. mutual fund groups. These managers generally enter and exit stock fund trades on a frequent and short-term basis and use mutual fund money market accounts when not invested in stock funds. Other short-term investments consist primarily of professionally managed limited partnerships which provide readily determinable market values. The partnerships are invested primarily in financial instruments. Unrealized gains on limited partnerships total $97,000 and $41,000 at October 31, 2001 and 2000, respectively. Short-term investments are classified as "trading" and are stated at fair value with realized and unrealized gains and losses immediately recognized.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled $200,000 in 2001 and 2000 and $100,000 in 1999. Proceeds
from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling," the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $4.06 in 2001, $3.21 in 2000 and $3.57 in 1999.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $121,000 and $237,000 were incurred in 2001 and 2000, respectively.

Natural Gas and Crude Oil Price Hedging

The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or "short," selling in the NYMEX futures market, and are closed by purchasing offsetting "long" positions. Such hedges, which are accounted for as cash flow hedges, do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized in other income.

Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. The company had hedging gains of $663,000 in 2001, hedging losses of $141,000 in 2000 and hedging gains of $118,000 in 1999. Gains and losses on speculative transactions were immaterial in all years. The company has recorded in other comprehensive income a gain of $14,000 (net of tax) relating to the estimated fair value of open future positions at October 31, 2001. Any hedge ineffectiveness, which is currently immaterial, is immediately recognized in other income. At October 31, 2001, the company's open hedge position totaled 580,000 Mcf covering the months of November 2001 through July 2002 at an average price of $3.39 per Mcf. This hedge represents approximately 76% of the company's estimated gas production for those months.

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

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company's stock for the period. The assumed exercise of stock options would increase the weighted average shares outstanding from 3,110,000 to 3,271,000 in 2001, 2,981,000 to 3,175,000 in 2000 and from
2,985,000 to 3,085,000 in 1999.

Impact of New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. This statement is effective for fiscal years beginning after June 15, 2002. The effect of this standard on the company's results of operations and financial position is not expected to be material.

(2)  COMMON STOCK AND PREFERRED STOCK

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

The company's 1997 Stock Option Plan (the "Plan"), as amended and restated effective October 25, 2001, authorizes the granting of incentive and nonqualified options to purchase shares of the company's common stock. The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted. The Plan provides that upon a change in control of the company, options then outstanding will immediately vest and the company will take such actions as are necessary to make all shares subject to options immediately salable and transferable. Plan activity is set forth below.

Years Ended October 31     2001              2000              1999
---------------------------------------------------------------------
                         Weighted          Weighted          Weighted
                 Number  Average   Number  Average   Number  Average
                    of   Exercise     of   Exercise     of   Exercise
                 Options   Price   Options   Price   Options  Price
---------------------------------------------------------------------
Outstanding at   366,667   $2.33   361,667   $2.10   371,667   $1.94
 beginning
 of year
  Granted        125,000    4.90    45,000    4.55    20,000    3.19
  Exercised     (196,667)   1.97   (20,000)   1.94      -        -
  Cancelled
   or forfeited     -        -     (20,000)   1.63   (30,000)   1.94
--------------------------------------------------------------------
Outstanding
 at end of year  295,000   $3.66   366,667   $2.33   361,667   $2.10
====================================================================

Options are exercisable at weighted average exercise prices as follows: 110,000 in 2001 at $1.94 and 34,999 at $4.58; 51,667 in
2002 at $4.67; 43,334 in 2003 at $4.61; 30,000 in 2004 at $4.74;
and 25,000 in 2005 at $4.88. Options expire with weighted average exercise prices as follows: 110,000 in 2002 at $1.94; 15,000 in 2004 at $3.19, 45,000 in 2005 at $4.55 and 125,000 in
2006 at $4.90. The weighted average remaining contractual life of options outstanding at October 31, 2001 is 3.0 years.

Under current accounting rules the company has elected to follow APB 25 for recognizing the costs associated with employee stock options, and is only subject to the disclosure items of FASB 123. Had compensation cost been recorded under FASB 123, net income and per share amounts for 2001 would have been $1,872,000, or $.60 per share basic and $.57 per share diluted, for 2000 would have been $1,257,000, or $.42 per share basic and $.40 per share diluted, and for 1999 would have been $534,000, or $.18 per share basic and $.17 per share diluted. For the purpose of this disclosure, the fair value of each option granted was $2.41 in 2001, $2.26 in 2000 and $1.84 in 1999. All options were granted with an exercise price equal to the market price on the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 58% in 2001, 48% in 2000 and 61% in 1999, a risk-free interest rate of 6%, no expected dividends, and an expected term of 5 years.

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement which was amended to extend the lease term for an additional five years effective May 1, 2001. The lease agreement requires payments of $42,000 in 2002 through 2005 and $21,000 in 2006. Total rental expense in fiscal 2001 was $43,000, $46,000 in 2000 and $44,000 in 1999. The company has no capital leases and no other operating lease commitments.

(4)  INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31            2001        2000        1999
--------------------------------------------------------------
Current                      $ 291,000   $ 369,000   $ 104,000
Deferred                       527,000     181,000     183,000
--------------------------------------------------------------

                             $ 818,000   $ 550,000   $ 287,000
==============================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31            2001        2000        1999
--------------------------------------------------------------
Federal statutory
 income tax rate                   34%         34%        34%
Effect of graduated tax rates       -           -          2
State income taxes                  2           3          2
Percentage depletion               (7)         (8)        (6)
-------------------------------------------------------------

                                   29%         29%        32%
=============================================================

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 2001 and 2000 are as follows:

October 31                                  2001           2000
---------------------------------------------------------------
Deferred tax assets:
 Gain on property sales              $   371,000    $   408,000
---------------------------------------------------------------

 Total deferred tax assets               371,000        408,000
---------------------------------------------------------------

Deferred tax liabilities:
 Intangible drilling, leasehold and
  other exploration costs capitalized
  for financial reporting purposes
  but deducted for tax purposes       (2,133,000)    (1,701,000)
 State taxes and other                  (173,000)      (115,000)
---------------------------------------------------------------

 Total deferred tax liabilities       (2,306,000)    (1,816,000)
---------------------------------------------------------------

Net deferred tax liability           $(1,935,000)   $(1,408,000)
===============================================================

(5)  EXCLUSIVE LICENSE AGREEMENT OBLIGATION

On September 1, 2000, the company acquired an unrestricted, exclusive license for recently patented technology. The initial license term is ten years and includes an option to extend the term to the remaining life of the patents. The licensor will receive a net 8.3% carried interest in any installation of the technology. The license purchase price is $1,115,000, of which $275,000 has been paid. The balance, which is due in eight remaining annual increments of $105,000, is recorded at 10% present value. The related assets are being amortized over 10 years on a straight-line basis. If the option to extend the license after the initial ten-year term is exercised, the cost will be $94,000 per year to the expiration of the last patent.

(6)  SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                             2001          2000          1999
-----------------------------------------------------------------------
Unproved properties not being
 amortized                      $ 1,549,000   $ 1,601,000   $   788,000
Properties being amortized       16,080,000    13,374,000    12,884,000
Accumulated depreciation,
 depletion and amortization      (8,960,000)   (8,240,000)   (7,758,000)
-----------------------------------------------------------------------

Total capitalized costs         $ 8,669,000   $ 6,735,000   $ 5,914,000
=======================================================================

Acquisition, Exploration and Development Costs Incurred

Years Ended October 31                 2001          2000          1999
-----------------------------------------------------------------------
Property acquisition costs net
 of divestiture proceeds:
  Proved                        $      -      $      -       $ (594,000)
  Unproved                           87,000      (315,000)      104,000
Exploration costs                 2,481,000     1,289,000       227,000
Development costs                    86,000       329,000       328,000
-----------------------------------------------------------------------

Net costs incurred              $ 2,654,000   $ 1,303,000    $   65,000
=======================================================================

Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Duke Energy 30% in 2001, 10% in 2000, and 25% in 1999; Enogex, Inc. 15% in 2001
and 11% in 2000; Ultramar Diamond Shamrock 5% in 2001, 15% in 2000 and 18% in 1999; GPM Gas Corporation 17% in 2000 and 17% in 1999.

Oil and Gas Reserve Data (Unaudited)

In 2001, 2000, and 1999, independent petroleum engineers estimated proved reserves for the company's significant properties which represented approximately 63% in each year of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $20.61, $31.82, and $21.01 per barrel for oil and $2.87, $4.33, and $2.73 per Mcf for gas in 2001, 2000 and 1999, respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.

                            2001                2000                1999
-------------------------------------------------------------------------------
                      Gas(Mcf) Oil(bbls)  Gas(Mcf) Oil(bbls)  Gas(Mcf) Oil(bbls)
-------------------------------------------------------------------------------
Proved reserves:
 Balance, November 1 7,413,000  373,000  6,683,000  321,000  6,676,000  314,000
 Revisions of
  previous estimates    82,000   (9,000)   169,000   28,000    388,000   52,000
 Extensions and
  discoveries        2,404,000    5,000  1,206,000   63,000    977,000    1,000
 Purchases of
  reserves in place     22,000    5,000     36,000     -         6,000     -
 Sales of reserves
  in place                -        -       (13,000)    -      (506,000)  (7,000)
 Production           (800,000) (44,000)  (668,000) (39,000)  (858,000) (39,000)
-------------------------------------------------------------------------------

 Balance, October 31 9,121,000  330,000  7,413,000  373,000  6,683,000  321,000
===============================================================================

Proved developed reserves:

 Beginning of period 6,511,000  340,000  5,704,000  287,000  5,909,000  302,000
===============================================================================

 End of period       8,249,000  296,000  6,511,000  340,000  5,704,000  287,000
===============================================================================

The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.

                                            2001           2000          1999
-----------------------------------------------------------------------------
Future cash inflows                  $32,952,000    $43,981,000   $24,960,000
Future production and
 development costs                   (11,109,000)   (12,506,000)   (8,707,000)
Future income tax expense             (4,589,000)    (7,142,000)   (3,186,000)
-----------------------------------------------------------------------------
Future net cash flows                 17,254,000     24,333,000    13,067,000
10% discount factor                   (6,294,000)    (9,877,000)   (5,143,000)
-----------------------------------------------------------------------------
Standardized measure of
 discounted future net cash flows    $10,960,000    $14,456,000   $ 7,924,000
=============================================================================

The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.

                                            2001           2000          1999
-----------------------------------------------------------------------------
Balance, November 1                  $14,456,000    $ 7,924,000   $ 6,250,000
Sales of oil and gas produced,
 net of production costs              (4,028,000)    (2,037,000)   (1,509,000)
Net changes in prices, production
 and development costs                (8,661,000)     5,910,000     2,126,000
Extensions and discoveries, net of
 future development and production
 costs                                 4,132,000      3,194,000     1,272,000
Revisions of quantity
 estimates, timing, and other          1,883,000        964,000     1,198,000
Purchases of reserves in place           110,000         93,000        10,000
Sales of reserves in place                  -           (34,000)   (1,201,000)
Accretion of discount                  1,446,000        792,000       625,000
Net change in income taxes             1,622,000     (2,350,000)    (847,0000)
-----------------------------------------------------------------------------

Balance, October 31                  $10,960,000    $14,456,000   $ 7,924,000
=============================================================================

<Audit-Report>
INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES


The Board of Directors and Stockholders
CREDO Petroleum Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                 HEIN + ASSOCIATES LLP


Denver, Colorado
December 21, 2001
</Audit-Report>

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2001.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2001.

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

3(b)(i)    By-Laws of CREDO Petroleum Corporation, as amended
            May 27, 1981 (incorporated by reference to Form 10-K dated October 31, 1981).
3(b)(ii)   By-Laws of CREDO Petroleum Corporation, as amended
            May 27, 1981 and January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)(iii)  By-Laws of CREDO Petroleum Corporation, as amended
            October 30, 1986 (incorporated by reference to
            Form 10-K dated October 31, 1986).
3(b)(iv)   Amendment to Article X of CREDO Petroleum
            Corporation's By-Laws dated March 24, 1988
           (incorporated by reference to the company's
            definitive proxy dated February 5, 1988).
4(i)       Shareholders' Rights Plan, dated April 11, 1989.
4(ii)      Amendment to Shareholders' Rights Plan, dated
            February 24, 1999 (incorporated into Part II of the company's Form 10-QSB dated January 31, 1999).
10(a)      CREDO Petroleum Corporation Non-qualified Stock
            Option Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)      CREDO Petroleum Corporation Incentive Stock Option
            Plan, dated October 2, 1981 (incorporated by
            reference to the company's definitive proxy
            statement, dated January 22, 1982).
10(b)      CREDO Petroleum Corporation 1997 Stock Option Plan
            (incorporated by reference to Form 10-KSB dated
            October 31, 1998).
10(c)      Model of Director and Officer Indemnification
            Agreement provided for by Article X of CREDO
            Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
10(d)      CPC Exclusive License Agreement, dated
            September 1, 2000 (incorporated by reference to
            Form 10-KSB dated October 31, 2000).
10(e)      CREDO Petroleum Corporation 1997 Stock Option Plan,
            as amended and restated effective October 25, 2001.
22         CREDO Petroleum Corporation (a Colorado corporation)
            and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CREDO PETROLEUM CORPORATION



                        By: /s/ James T. Huffman
                            ----------------------------
                            James T. Huffman,
                            Chief Executive Officer



                        By: /s/ John A. Alsko
                            ----------------------------
                            John A. Alsko
                            Vice President and
                            Chief Financial Officer

Date:  January 24, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Date               Signature              Title
  ----------------   -----------------------   -----------

  January 24, 2002   /s/ William N. Beach      Director
                     -----------------------
                     William N. Beach


  January 24, 2002   /s/ Clarence H. Brown     Director
                     -----------------------
                     Clarence H. Brown


  January 24, 2002   /s/ Oakley Hall           Director
                     -----------------------
                     Oakley Hall


  January 24, 2002   /s/ James T. Huffman      Chairman of the
                     -----------------------   Board, President,
                     James T. Huffman          Treasurer


  January 24, 2002   /s/ William F. Skewes     Director,
                     -----------------------   Corporate
                     William F. Skewes         Secretary,
                                               General Counsel


  January 24, 2002   /s/ Richard B. Stevens    Director
                     -----------------------
                     Richard B. Stevens