Form 10QSB
period 2002-01-31
CREDO PETROLEUM CORP
filed 2002-03-18
CIK 277924

_______________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For Quarter Ended January 31, 2002

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of February 28, 2002: Common stock, $.10 par value - 3,207,000
                   Preferred stock, no par value - None issued



_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

               For Quarter Ended January 31, 2002


_______________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets As of January 31, 2002 (Unaudited) and October 31, 2001

Consolidated Statements of Operations and Changes in Retained
 Earnings (Unaudited) For the Three Month Periods Ended
 January 31, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) For the
 Three Month Periods Ended January 31, 2002 and 2001

Management's Discussion and Analysis of Financial Condition and
 Results of Operations


PART II - OTHER INFORMATION

Not Applicable


         _____________________________________________

The consolidated financial statements included herein have been prepared by the company without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the company for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the company's Form 10-KSB for the fiscal year ended October 31, 2001.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                     January 31,   October 31,
                                       2002          2001
                                    -----------   -----------
                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents         $   980,000   $   819,000
  Short term investments              5,560,000     5,283,000
  Receivables:
   Trade                                273,000       317,000
   Accrued oil and gas sales            340,000       367,000
   Other                                508,000       241,000
                                    -----------   -----------
                                      7,661,000     7,027,000
                                    -----------   -----------

OIL AND GAS PROPERTIES, net,
 at cost, full cost method:
  Unevaluated                         1,665,000     1,549,000
  Evaluated                           6,925,000     7,120,000
                                    -----------   -----------
                                      8,590,000     8,669,000
                                    -----------   -----------

EXCLUSIVE LICENSE AGREEMENT,
 net of amortization of
 $100,000 in 2002
 and $82,000 in 2001                    600,000       618,000
                                    -----------   -----------

OTHER, net                              180,000       156,000
                                    -----------   -----------

                                    $17,031,000   $16,470,000
                                    ===========   ===========


   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                        E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                  $   979,000   $ 1,126,000
  Income taxes payable                  180,000       110,000
                                    -----------   -----------
                                      1,159,000     1,236,000
                                    -----------   -----------

DEFERRED HEDGING GAINS                  110,000          -
                                    -----------   -----------

DEFERRED INCOME TAXES                 2,021,000     1,935,000
                                    -----------   -----------

EXCLUSIVE LICENSE OBLIGATION,
 less current portion of $44,000        456,000       456,000
                                    -----------   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without
   par value, 5,000,000 shares
   authorized, none issued                 -             -

  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,678,000 shares issued              367,000       367,000
  Capital in excess of par value      6,453,000     6,453,000
  Retained earnings                   7,137,000     6,927,000
  Other comprehensive income            201,000        14,000
  Treasury stock, at cost,
   471,000 shares in 2002 and
   502,000 shares in 2001              (873,000)     (918,000)
                                    -----------   -----------
                                     13,285,000    12,843,000
                                    -----------   -----------

                                    $17,031,000   $16,470,000
                                    ===========   ===========

                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
      Consolidated Statements of Operations And Changes in
                  Retained Earnings - Unaudited


                                      Three Months Ended
                                          January 31,
                                      2002          2001
                                  -----------   -----------
REVENUES:
 Oil and gas sales                $ 1,046,000   $ 1,376,000
 Operating                            126,000       109,000
 Investment income and other            9,000        92,000
                                  -----------   -----------
                                    1,181,000     1,577,000
                                  -----------   -----------

COSTS AND EXPENSES:
 Oil and gas production               360,000       311,000
 Depreciation, depletion and
   amortization                       266,000       183,000
 General and administrative           243,000       210,000
 Interest                              12,000        13,000
                                  -----------   -----------
                                      881,000       717,000
                                  -----------   -----------

INCOME BEFORE
 INCOME TAXES                         300,000       860,000

INCOME TAXES                          (90,000)     (258,000)
                                  -----------   -----------

NET INCOME                            210,000       602,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD                6,927,000     4,925,000
                                  -----------   -----------

RETAINED EARNINGS,
 END OF PERIOD                    $ 7,137,000   $ 5,527,000
                                  ===========   ===========

BASIC NET INCOME
 PER SHARE                            $   .07       $   .20
                                      =======       =======
DILUTED NET INCOME
 PER SHARE                            $   .06       $   .19
                                      =======       =======

                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Consolidated Statements of Cash Flows - Unaudited

                                        Three Months Ended
                                            January 31,
                                        2002          2001
                                    -----------   -----------
OPERATING ACTIVITIES:
 Net income                         $   210,000   $   602,000
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation, depletion
    and amortization                    266,000       183,000
   Deferred hedging gains               110,000          -
   Deferred income taxes                 86,000       106,000
 Changes in operating assets
  and liabilities:
   Proceeds from short term
    investments                       1,006,000       250,000
   Purchase of short term
    investments                      (1,283,000)     (214,000)
   Trade receivables                     44,000      (284,000)
   Accrued oil and gas sales             27,000      (296,000)
   Other                                (80,000)      (22,000)
   Accounts payable                    (147,000)      203,000
   Income tax payable                    70,000       (18,000)
                                    -----------   -----------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                   309,000       510,000
                                    -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net           (157,000)     (630,000)
 Changes in other
  long-term assets                      (36,000)      (20,000)
                                    -----------   -----------


NET CASH USED IN INVESTING
 ACTIVITIES                            (193,000)     (650,000)
                                    -----------   -----------


FINANCING ACTIVITIES:
 Proceeds from exercise of
  stock options (35,000 options
  in 2002 and 117,000 in 2001)           68,000       226,000
 Purchase of treasury stock
  (4,000 shares in 2002 and
   5,000 in 2001)                       (23,000)      (25,000)
                                    -----------   -----------


NET CASH PROVIDED BY FINANCING
 ACTIVITIES                              45,000       201,000
                                    -----------   -----------


INCREASE IN CASH AND
 CASH EQUIVALENTS                       161,000        61,000

CASH AND CASH EQUIVALENTS:
 Beginning of Period                    819,000       484,000
                                    -----------   -----------

 End of Period                      $   980,000   $   545,000
                                    ===========   ===========

                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         January 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At January 31, 2002, working capital was $6,392,000, compared to $5,791,000 at October 31, 2001. Cash flow from operating activities before working capital changes totaled $672,000 for the three months, compared to $891,000 from the same period last year.

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

     Pending deployment into oil and gas assets, cash is primarily invested with professional money managers who specialize in short-term timing of mutual funds. The average return on the company's investments was minimal for the three months of fiscal 2002 compared to 2% in the same period last year. The lower investment return was due primarily to market conditions during the first quarter of 2002 that limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Commitments for future capital expenditures were approximately $500,000 at January 31, 2002. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     Significant world events and OPEC's production and pricing policies influence OPEC and worldwide supply and demand and prices for crude oil and petroleum products.

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

     At January 31, 2002, open hedge positions totaled
310,000 Mcfg (thousand cubic feet of gas) covering the months of March through July 2002 at an average price of $3.20 per Mcf. Subsequent to first quarter end, 70 MMcfg was added to the hedge at an average price of $3.04 per Mcf. This hedge represents approximately 78% of the company's estimated production for those months. The original hedge represented approximately 94% of estimated production for the March through July 2002 period, however, the Glendena #1-5 well was drilled after the hedge was set and added substantial new production that caused the percent of hedged production to be substantially lower than originally intended.

     The company deferred a realized gain of $110,000 for the February hedge (70,000 Mcf) which was closed prior to first quarter end. Subsequent to first quarter-end, the March hedge (70,000 Mcf) was closed and a $77,000 gain was realized.

     The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. At January 31, 2002, unrealized gains of approximately $287,000 ($201,000 net of tax) related to natural gas hedging transactions were accumulated in Other Comprehensive Income.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                                            Three Months Ended
                                                January 31,
                                              2002       2001
                                           ---------  ---------
Net Income                                 $ 210,000  $ 602,000
Other comprehensive income, net of tax:
   Change in fair value of derivatives       187,000     60,000
                                           ---------  ---------
Comprehensive income                       $ 397,000  $ 662,000
                                           =========  =========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

              Three Months          Three Months
         Ended January 31, 2002  Ended January 31, 2001  Percent Percent
         ----------------------  ----------------------   Volume  Price
Product    Volume     Price         Volume    Price       Change  Change
-------    ------     -----         -------   -----       ------  ------
Gas (Mcf)  290,600   $ 3.02(1)      164,600   $ 6.20       +77%    -51%
Oil (bbls)   9,600   $17.33          11,900   $29.82       -19%    -42%

(1) Includes $.64 Mcf hedging gain.

     The company's growth strategy focuses on two core projects-drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope gas recovery technology.

     Natural gas production increased 77% compared to the same period last year primarily because of new wells drilled during fiscal 2001. The most important of those wells was the 7,600-foot Glendena #1-5 well which tested the Morrow formation on the company's 1,960-acre Sand Creek Prospect in Ellis and Harper Counties, Oklahoma. The exploratory well encountered two Morrow sands totaling 31 feet which calculate productive on logs. It was completed naturally (without acid or fracture treatments) from only one of the two sands. Pipeline sales commenced in late October, 2001and the well has since produced on choke at an average daily rate of about 3.0 MMcfg, six barrels of condensate, and no water. The second sand will be developed at a future date. The Glendena well contributed approximately 32% of first quarter production and accounted for 74% of the first quarter production increase. CREDO is operator of the well and owns a 40% working interest.

     A north offset to the Glendena well has been drilled and is awaiting completion. The well is currently classified by the company as a "tight hole", meaning that for proprietary business reasons the company is not releasing information about the well. The company anticipates that additional wells will be drilled on the prospect.

     Also in Harper County, Oklahoma, the company has commenced an exploratory well on its 1,320-acre Two Springs Prospect located approximately six miles north of the Glendena well. The well is on the same Morrow sand trend and targets both the Morrow and Chester formations at 7,450 feet. In Ellis County, Oklahoma, the company is preparing to drill a second well on its 640-acre Thurmond Prospect. The well targets the Morrow formation at 8,650 feet.

     The company is actively generating drilling prospects along the Anadarko Shelf of Oklahoma and is currently leasing on several projects located in the general area of its Two Springs and Sand Creek Prospects.

     The company has installed its patented Calliope Gas Recovery System on eight wells ranging in depth from 6,500 to 18,600 feet. Each of these applications was a rigorous test for Calliope. Three applications were on dead wells - one for five years - that were scheduled to be plugged and abandoned. After being reinvigorated by Calliope, these three wells are currently CREDO's second, third and seventh most valuable producing properties. Calliope wells accounted for 16% of the company's gas production volume in the first quarter of fiscal 2002, and they represent 24% of the company's estimated proved reserve quantities at fiscal 2001 year-end.

     The company is actively seeking to acquire wells, or enter into arrangements with other companies, for application of its Calliope Gas Recovery System. The run-up in gas prices during 2000 and 2001 severely hindered the company's efforts to purchase wells for Calliope. However, the recent sharp decline in gas prices appears to have improved acquisition opportunities. The purchase of two Calliope wells is currently being finalized, and negotiations are in progress to purchase several other wells.

     In addition, the company is considering other strategies to install Calliope on more wells such as joint venturing with certain large companies, and is developing a highly sophisticated multimedia presentation to market Calliope.

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

RESULTS OF OPERATIONS

Quarter Ended January 31, 2002 Compared to Quarter Ended
January 31, 2001

     Net income for the quarter ended January 31, 2002 fell
65% to $210,000 compared to $602,000 for the same quarter last year. Although successful drilling boosted production 77%, lower net income resulted primarily from the combination of sharply lower prices (natural gas down 51% and oil down 42%), much lower investment returns, and the high cost of a major well workover.

     Total revenues fell 25% to $1,181,000 in the first quarter of 2002 compared to $1,577,000 for the same quarter last year. Oil and gas sales fell 24% to $1,046,000 compared to $1,376,000 last year. Refer to the table and discussion on pages 7 and 8 for details of oil and gas prices and volumes for the applicable periods. Net wellhead natural gas prices fell 62% to $2.38 per Mcf compared to $6.20 last year. However, hedging transactions added $.64 per Mcf to first quarter gas price realizations. As a result, total natural gas price realizations were $3.02 per Mcf compared to $6.20 last year. There were no hedging transactions last year. Net wellhead prices for oil fell 42% to $17.33 per barrel compared to $29.82 last year. The net effect of these price changes and hedging transactions was to reduce oil and gas sales $591,000. Gas volumes increased 77% and oil volumes fell 19%. The net effect of volume changes was to increase oil and gas sales $261,000. Operating income increased $17,000, or 16%, due to increased drilling supervision income and the addition of several operated wells. As discussed on page 6, the average return on the company's investments was minimal in the current quarter compared to 2% last year due primarily to market conditions during the current quarter that limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Total costs and expenses increased 23% to $881,000 in the first quarter of 2002 compared to $717,000 last year. Oil and gas production expenses rose 16%, or $49,000 due to a major well workover that cost approximately $60,000. Depreciation, depletion and amortization increased 45% primarily due to a net increase in production volume between the periods. General and administrative expenses increased $33,000, or 16%, due to inflationary pressures and additional staffing. Interest expense relates to the accrual of interest on the exclusive license agreement obligation, due annually on September 1st. Income taxes were provided at 30% in both periods.

FORWARD-LOOKING STATEMENTS

     Certain information included in this quarterly report and other materials filed by the company with the Commission contain forward-looking statements relating to the company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. Among many factors that could cause actual results to differ materially are: (i) natural gas and crude oil price fluctuations, (ii) the company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling, and (iii) potential delays or failure to achieve expected production from existing and future exploration and development projects. In addition, such forward-looking statements may be affected by general domestic and international economic and political conditions.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 14, 2002   By: /s/ James T. Huffman
                           ------------------------------
                           James T. Huffman
                           President and Chief Executive Officer


                        By: /s/ John A. Alsko
                           ------------------------------
                           John A. Alsko
                           Vice President and
                           Chief Financial Officer