Form 10QSB
period 2002-04-30
CREDO PETROLEUM CORP
filed 2002-06-14
CIK 277924

 _____________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                For Quarter Ended April 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31, 2002:
     Common stock, $.10 par value - 3,283,000
     Preferred stock, no par value - None issued

 _____________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended April 30, 2002

 _____________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
 As of April 30, 2002 (Unaudited) and October 31, 2001

Consolidated Statements of Operations and Changes in
 Retained Earnings (Unaudited) For the Six and Three Month
 Periods Ended April 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited)
 For the Six Month Periods Ended April 30, 2002 and 2001

Management's Discussion and Analysis of Financial
 Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on March 14, 2002. The following matters, as described more fully in the company's Proxy Statement, were approved by the shareholders:

  (1) The following Class III nominees for director were elected:

                                   For         Withhold
                                   ---         --------
         William N. Beach       2,694,290       8,162
         Richard B. Stevens     2,694,175       8,277

  (2) Hein + Associates LLP was approved as the independent auditors of the Company for the fiscal year 2002. The shareholders voted 2,683,453 for and 7,995 against this appointment, with 11,004 abstentions.

  (3) An amendment to the Company's 1997 Stock Option Plan was approved that increased the number of shares authorized for issuance under the Plan together with related matters. The shareholders voted 1,525,590 for and 139,459 against this amendment, with 16,690 abstentions and 1,020,713 broker non-votes.

     There were 471,572 non-votes for each matter voted upon.

          ____________________________________________

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

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                         April 30,   October 31,
                                          2002          2001
                                       -----------   -----------
                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents             $   938,000   $   819,000
 Short term investments                  5,717,000     5,283,000
 Receivables:
  Trade                                    263,000       317,000
  Accrued oil and gas sales                474,000       367,000
  Other                                     77,000       241,000
                                       -----------   -----------
                                         7,469,000     7,027,000
                                       -----------   -----------

OIL AND GAS PROPERTIES, net,
 at cost, full cost method:
  Unevaluated                            1,980,000     1,549,000
  Evaluated                              6,901,000     7,120,000
                                       -----------   -----------
                                         8,881,000     8,669,000
                                       -----------   -----------

EXCLUSIVE LICENSE AGREEMENT, net of
 amortization of $117,000 in 2002
  and $82,000 in 2001                      583,000       618,000
                                       -----------   -----------

OTHER, net                                 178,000       156,000
                                       -----------   -----------

                                       $17,111,000   $16,470,000
                                       ===========   ===========

                 L I A B I L I T I E S   A N D
             S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable                      $ 1,218,000   $ 1,126,000
 Income taxes payable                       26,000       110,000
                                       -----------   -----------
                                         1,244,000     1,236,000

DEFERRED INCOME TAXES                    2,030,000     1,935,000
                                       -----------   -----------

EXCLUSIVE LICENSE OBLIGATION,
 less current portion of $44,000           456,000       456,000
                                       -----------   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value,
  5,000,000 shares authorized,
  none issued                                 -             -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  3,678,000 shares issued                  367,000       367,000
 Capital in excess of par value          6,453,000     6,453,000
 Retained earnings                       7,464,000     6,927,000
 Other comprehensive income (loss)        (105,000)       14,000
 Treasury stock, at cost,
  423,000 shares in 2002 and
  502,000 shares in 2001                  (798,000)     (918,000)
                                       -----------   -----------
                                        13,381,000    12,843,000
                                       -----------   -----------

                                       $17,111,000   $16,470,000
                                       ===========   ===========

                     See accompanying notes.

                   CREDO PETROLEUM CORPORATION
      Consolidated Statements of Operations And Changes in
                  Retained Earnings - Unaudited


                          Six Months  Six Months   Quarter     Quarter
                            Ended       Ended       Ended       Ended
                           April 30    April 30    April 30    April 30
                             2002        2001        2002        2001
                          ----------  ----------  ----------  ----------
REVENUES:
 Oil and gas sales        $2,177,000  $2,710,000  $1,131,000  $1,334,000
 Operating                   242,000     223,000     116,000     114,000
 Investment income
  and other                   74,000     109,000      65,000      17,000
                          ----------  ----------  ----------  ----------
                           2,493,000   3,042,000   1,312,000   1,465,000
                          ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
 Oil and gas production      658,000     599,000     298,000     288,000
 Depreciation, depletion
  and amortization           558,000     364,000     292,000     181,000
 General and
  administrative             485,000     435,000     242,000     225,000
 Interest                     25,000      27,000      13,000      14,000
                          ----------  ----------  ----------  ----------
                           1,726,000   1,425,000     845,000     708,000
                          ----------  ----------  ----------  ----------

INCOME BEFORE
 INCOME TAXES                767,000   1,617,000     467,000     757,000

INCOME TAXES                (230,000)   (485,000)   (140,000)   (227,000)
                          ----------  ----------  ----------  ----------

NET INCOME                   537,000   1,132,000     327,000     530,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD       6,927,000   4,925,000   7,137,000   5,527,000
                          ----------  ----------  ----------  ----------

RETAINED EARNINGS,
 END OF PERIOD            $7,464,000  $6,057,000  $7,464,000  $6,057,000
                          ==========  ==========  ==========  ==========

BASIC NET INCOME
 PER SHARE                    $  .17      $  .37      $  .10      $  .17
                              ======      ======      ======      ======

DILUTED NET INCOME
 PER SHARE                    $  .16      $  .35      $  .10      $  .16
                              ======      ======      ======      ======

                       See accompanying notes.

                     CREDO PETROLEUM CORPORATION
        Consolidated Statements of Cash Flows - Unaudited

                                                    Six Months Ended
                                                        April 30,
                                               -------------------------
                                                   2002          2001
                                               -----------   -----------
OPERATING ACTIVITIES:
 Net income                                    $   537,000   $ 1,132,000
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation, depletion and amortization        558,000       364,000
   Deferred income taxes                            95,000       194,000
 Changes in operating assets and liabilities:
   Proceeds from short term investments          3,276,000       746,000
   Purchase of short term investments           (3,710,000)     (842,000)
   Trade receivables                                54,000      (236,000)
   Accrued oil and gas sales                      (107,000)     (254,000)
   Other                                            45,000       (85,000)
   Accounts payable                                 92,000       265,000
   Income tax payable                              (84,000)        5,000
                                               -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES          756,000     1,289,000
                                               -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                      (709,000)   (1,445,000)
 Changes in other long-term assets                 (48,000)       26,000
                                               -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES             (757,000)   (1,419,000)
                                               -----------   -----------


FINANCING ACTIVITIES:
 Proceeds from exercise of stock options
  (75,000 options in 2002 and 117,000 in 2001)     145,000       229,000
 Purchase of treasury stock
  (4,400 shares in 2002 and 5,000 in 2001)         (25,000)      (25,000)
                                               -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          120,000       204,000
                                               -----------   -----------


INCREASE IN CASH AND CASH EQUIVALENTS              119,000        74,000

CASH AND CASH EQUIVALENTS:
 Beginning of Period                               819,000       484,000
                                               -----------   -----------

 End of Period                                 $   938,000   $   558,000
                                               ===========   ===========

                       See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         April 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At April 30, 2002, working capital was $6,225,000, compared to $5,791,000 at October 31, 2001. Cash flow from operating activities before working capital changes totaled $1,190,000 for the six months, compared to $1,690,000 from the same period last year.

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

     Pending deployment into oil and gas assets, cash is primarily invested with professional money managers who specialize in short-term timing of mutual funds. The average return on the company's investments was 1% for the first half of fiscal 2002 compared to 3% in the same period last year. The lower investment return was due primarily to market conditions during the first half of fiscal 2002 that limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Commitments for future capital expenditures were approximately $300,000 at April 30, 2002. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     The company's recent natural gas hedge data for months subsequent to second quarter-end (May 2002 through February 2003) shows 920 MMcfg hedged at an average NYMEX (Henry Hub, Louisiana delivery point) price of $3.78 per Mcf. This represents approximately 91% of the company's total estimated gas production for those months. The hedge relates only to the company's Oklahoma production where the "basis" for its pipeline index prices is generally $.15 to $.30 below the Henry Hub.

     The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. At April 30, 2002, net deferred losses of approximately $150,000 ($105,000 net of tax) related to natural gas hedging transactions were accumulated in Other Comprehensive Income of which $1,000 were realized and $149,000 were unrealized. Subsequent to second quarter-end, the hedge loss reversed and recently showed a gain in excess of $300,000 of which 97% was unrealized.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                           Six Months Ended        Three Months Ended
                               April 30,                April 30,
                            2002        2001        2002        2001
                         ----------  ----------  ----------  ----------
Net Income               $  537,000  $1,132,000  $  327,000  $  530,000
Other comprehensive
 income, net of tax:
  Change in fair value
   of derivatives          (119,000)     61,000    (306,000)      1,000
                         ----------  ----------  ----------  ----------
Comprehensive income     $  418,000  $1,193,000  $   21,000  $  531,000
                         ==========  ==========  ==========  ==========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

               Six Months            Six Months       Percent Percent
          Ended April 30, 2002  Ended April 30, 2001  Volume  Price
          --------------------  --------------------
Product     Volume    Price       Volume    Price     Change  Change
-------     ------    -----       ------    -----     ------  ------
Gas (Mcf)   620,200  $ 2.96(1)    345,900  $ 5.99(3)  + 79%   - 51%
Oil (bbls)   17,900  $19.06        22,800  $28.02     - 21%   - 32%

              Three Months          Three Months      Percent Percent
          Ended April 30, 2002  Ended April 30, 2001  Volume  Price
          --------------------  --------------------
Product     Volume    Price       Volume    Price     Change  Change
-------     ------    -----       ------    -----     ------  ------
Gas (Mcf)   329,600  $ 2.90(2)    181,300  $ 5.80(4)  + 82%   - 50%
Oil (bbls)    8,300  $21.06        10,900  $26.06     - 24%   - 19%

(1) Includes $.54 Mcf hedging gain.
(2) Includes $.45 Mcf hedging gain.
(3) Includes $.19 Mcf hedging gain.
(4) Includes $.37 Mcf hedging gain.

     The company's growth strategy focuses on two core projects drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope gas recovery technology.

     The 82% increase in second quarter natural gas production resulted from new wells drilled late in fiscal 2001 and during fiscal 2002. The primary contributor was the Glendena #1-5 well which commenced sales in October of 2001 and has produced at rates of 2.5 to 3.0 MMcfg per day for all of fiscal 2002. The well is located on the company's 2,900-acre Sand Creek Prospect in Harper and Ellis Counties, Oklahoma. The Glendena well contributed approximately 29% of first half production and accounted for 65% of the first half production increase. CREDO is operator of the well and owns a 40% working interest.

     The Redfearn #1-33 well was drilled approximately one-half mile north of the Glendena #1-5 well on the Sand Creek Prospect. The well tested the Morrow formation at 7,600 feet. It was completed naturally (without acid or fracture treatments) from two Morrow sands totaling 13 feet. Pipeline sales commenced in late March and the well is currently producing on a 42/64-inch choke at the daily rate of 3.0 MMcfg, 14 barrels of condensate, and no water. This new well contributed to production for only one month of the reporting periods.

     Subsequent to second quarter-end, the Easterwood #1-28 well was drilled about one mile north of the Redfearn #1-33 well on the Sand Creek Prospect. The Easterwood well is the third well completed on the prospect. The 7,400-foot well is currently awaiting completion for production. It is classified as a "tight hole", meaning that for proprietary business reasons the company is not releasing detailed information about the well. CREDO owns 40% of the well and is the operator. An east offset will be drilled in the third quarter.

     Approximately five miles to the north of the Easterwood well in Harper County, the company has completed the Wills #1-3 well. This 7,400-foot well is located on the company's 2,300-acre Two Springs Prospect. It was placed on production in late May 2002 and is also classified as a "tight hole". CREDO owns 29% of the well and is the operator. The company is preparing to drill an east offset during the third quarter.

     In Ellis County, Oklahoma, approximately 13 miles southwest of the Easterwood well, the company has set production casing on a second well on its 640-acre Thurmond Prospect. This 8,800-foot Thurmond #2-36 well encountered 10 feet of Morrow sand which wireline logs and drilling data indicate are productive. The well is awaiting completion. CREDO owns 37% of the well and is the operator.

     The company is actively generating drilling prospects along the Anadarko Shelf of Oklahoma and is currently leasing on several projects located in Harper and Ellis Counties, Oklahoma.

     The company has installed its patented Calliope Gas Recovery System on eight wells ranging in depth from 6,500 to 18,600 feet. Each of these applications was a rigorous test for Calliope.
Three applications were on dead wells   one for five years   that
were scheduled to be plugged and abandoned. After being reinvigorated by Calliope, these three wells are currently CREDO's second, third and seventh most valuable producing properties.

     The company acquired two wells for Calliope installation subsequent to second quarter-end and is actively seeking to acquire additional wells. The 18,400-foot Green Estate #1 well located in Beckham County, Oklahoma produced 28.8 Bcfg and has been dead for over a year. This well will provide a rigorous test for Calliope in terms of both extreme depth and the challenge of reviving a dead well. A second well, the Horn #1, produced 12.9 Bcfg and has also been dead for over a year. This 12,400-foot well is located in Grady County, Oklahoma. The company will own approximately 70% of both wells and will be the operator. Negotiations are in progress to purchase several additional wells for Calliope applications.

     The company is nearing completion of a sophisticated multimedia presentation detailing information about the Calliope system. The presentation is designed to introduce Calliope to other companies with the objective of entering into joint venture or other arrangements to install Calliope on more wells.

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

RESULTS OF OPERATIONS

Six Months Ended April 30, 2002 Compared to Six Months Ended
April 30, 2001

     For the six months ended April 30, 2002, net income fell 53% to $537,000 compared to $1,132,000 last year. Although successful drilling boosted natural gas production by 79%, lower net income resulted primarily from sharply lower net wellhead prices (natural gas down by 58% and oil down by 32%).

     Total revenues fell 18% to $2,493,000 in the first half of 2002 compared to $3,042,000 last year. Oil and gas sales decreased $533,000, or 20%, to $2,177,000. Refer to the table and discussion on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 51% to $2.96 per Mcf compared to $5.99 last year. Hedging transactions increased first half 2002 price realizations by $.54 per Mcf, or 22%, compared to $.19 per Mcf, or 3%, last year. Net wellhead prices for gas decreased 58% to $2.42 per Mcf compared to $5.80 last year. Net wellhead oil price realizations decreased 32% to $19.06 per barrel compared to $28.02 last year. The net effect of these price changes, including hedging transactions, was to decrease oil and gas sales $1,253,000. Gas volumes increased 79% and oil volumes decreased 21%. The net effect of volume changes was to increase oil and gas sales by $720,000. Operating income increased $19,000, or 9%, due to drilling overhead income. As discussed on page 6, investment income fell 32% to $74,000 compared to $109,000 last year due primarily to market conditions during the first half of fiscal 2002 that limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Total costs and expenses rose 21% to $1,726,000 in the first half of fiscal 2002 compared to $1,425,000 last year. Oil and gas production expenses rose 10%, or $59,000, due to two major well workovers that cost approximately $84,000. Depreciation, depletion and amortization increased 53% primarily due to a net increase in production volume between the periods. General and administrative expenses increased $50,000, or 12%, due to inflationary pressures and additional staffing. Interest expense relates to the accrual of interest on the exclusive license agreement obligation, due annually on September 1. Income taxes were provided at 30% in both periods.

Quarter Ended April 30, 2002 Compared to Quarter Ended April 30,
2001

     Net income for the quarter ended April 30, 2002 fell 38% to $327,000 compared to $530,000 for the same quarter last year. Although successful drilling boosted natural gas production 82%, lower net income resulted primarily from sharply lower net wellhead prices (natural gas down 55% and oil down 19%).

     Total revenues fell 10% to $1,312,000 in the second quarter of 2002 compared to $1,465,000 for the same quarter last year. Oil and gas sales decreased 15% to $1,131,000 compared to $1,334,000 last year. Refer to the table and discussion on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 50% to $2.90 per Mcf compared to $5.80 last year. Hedging transactions increased second quarter price realizations $.45 per Mcf, or 18%, compared to $.37 per Mcf, or 7%, last year. Net wellhead prices for gas fell 55% to $2.45 per Mcf compared to $5.43 last year. Net wellhead prices for oil fell 19% to $21.06 per barrel compared to $26.06 last year. The net effect of these price changes and hedging transactions was to decrease oil and gas sales $579,000. Gas volumes increased 82% and oil volumes decreased 24%. The net effect of volume changes was to increase oil and gas sales $376,000. Operating income was comparable between the two periods. Investment income increased 282% to $65,000 in the second quarter of 2002 compared to $17,000 last year due primarily to market timers, who manage the bulk of the company's investments, being able to take advantage of limited investment opportunities in the current market environment.

     Total costs and expenses increased 19% to $845,000 in the second quarter of 2002 compared to $708,000 last year. Oil and gas production expenses rose 4%, or $10,000 due to a well workover that cost approximately $24,000. Depreciation, depletion and amortization increased 61% primarily due to a net increase in production volumes between the periods. General and administrative expenses increased $17,000, or 8%, due to inflationary pressures and additional staffing. Interest expense relates to the accrual of interest on the exclusive license agreement obligation, due annually on September 1. Income taxes were provided at 30% in both periods.

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


Date:  June 12, 2002          By:  /s/ James T. Huffman
                                  ----------------------------
                                  James T. Huffman
                                  President and
                                  Chief Executive Officer



                              By:  /s/ John A. Alsko
                                  ----------------------------
                                  John A. Alsko
                                  Vice President and
                                  Chief Financial Officer