Form 10QSB
period 2002-07-31
CREDO PETROLEUM CORP
filed 2002-09-16
CIK 277924

________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                 For Quarter Ended July 31, 2002

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
August 31, 2002:   Common stock, $.10 par value - 3,285,000
                   Preferred stock, no par value - None issued

________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                 For Quarter Ended July 31, 2002


________________________________________________________________

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
 As of July 31, 2002 (Unaudited) and October 31, 2001

Consolidated Statements of Operations and Changes in Retained
Earnings (Unaudited)
 For the Nine and Three Month Periods Ended July 31, 2002
 and 2001

Consolidated Statements of Cash Flows (Unaudited)
 For the Nine Month Periods Ended July 31, 2002 and 2001

Management's Discussion and Analysis of Financial
 Condition and Results of Operations

Certifications


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        99.1  Certification by Chief Executive Officer under
              Section 906 of the Sarbanes-Oxley Act
              (18 U.S.C. Section 1350)

        99.2  Certification by Chief Financial Officer under
              Section 906 of the Sarbanes-Oxley Act
              (18 U.S.C. Section 1350)

(b)     Reports on Form 8-K

        No current reports on Form 8-K were filed during the reporting quarter.

          ____________________________________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the company's results for the periods presented. These consolidated financial statements should be read in conjunction with the company's Form 10-KSB for the fiscal year ended October 31, 2001.

                        CREDO PETROLEUM CORPORATION
                        Consolidated Balance Sheets

                                A S S E T S

                                             July 31,     October 31,
                                               2002          2001
                                            -----------   -----------
                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                 $ 1,479,000   $   819,000
  Short term investments                      5,604,000     5,283,000
  Receivables:
   Trade                                        430,000       317,000
   Accrued oil and gas sales                    541,000       367,000
   Other                                        384,000       241,000
                                            -----------   -----------
                                              8,438,000     7,027,000
                                            -----------   -----------

OIL AND GAS PROPERTIES, net, at cost,
 full cost method:
  Unevaluated                                 2,021,000     1,549,000
  Evaluated                                   7,320,000     7,120,000
                                            -----------   -----------
                                              9,341,000     8,669,000
                                            -----------   -----------

EXCLUSIVE LICENSE AGREEMENT, net of
 amortization of $134,000 in 2002
 and $82,000 in 2001                            566,000       618,000
                                            -----------   -----------

OTHER, net                                      170,000       156,000
                                            -----------   -----------

                                            $18,515,000   $16,470,000
                                            ===========   ===========


L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                          $ 1,610,000   $ 1,126,000
  Income taxes payable                           74,000       110,000
                                            -----------   -----------
                                              1,684,000     1,236,000
                                            -----------   -----------

DEFERRED INCOME TAXES                         2,157,000     1,935,000
                                            -----------   -----------

EXCLUSIVE LICENSE OBLIGATION, less current
 portion of $44,000                             456,000       456,000
                                            -----------   -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value,
   5,000,000 shares authorized,
   none issued                                     -             -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,678,000 shares issued                      367,000       367,000
  Capital in excess of par value              6,453,000     6,453,000
  Retained earnings                           7,835,000     6,927,000
  Other comprehensive income                    281,000        14,000
  Treasury stock, at cost, 393,000 shares
   in 2002 and 502,000 shares in 2001          (718,000)     (918,000)
                                            -----------   -----------
                                             14,218,000    12,843,000
                                            -----------   -----------

                                            $18,515,000   $16,470,000
                                            ===========   ===========

                          See accompanying notes.

                        CREDO PETROLEUM CORPORATION
           Consolidated Statements of Operations And Changes in
                       Retained Earnings - Unaudited


                          Nine Months  Nine Months   Quarter    Quarter
                              Ended       Ended       Ended      Ended
                             July 31     July 31     July 31    July 31
                              2002        2001        2002        2001
                           ----------  ----------  ----------  ----------
REVENUES:
  Oil and gas sales        $3,519,000  $4,029,000  $1,342,000  $1,319,000
  Operating                   365,000     336,000     123,000     113,000
  Investment income
   and other                   91,000     118,000      17,000       9,000
                           ----------  ----------  ----------  ----------
                            3,975,000   4,483,000   1,482,000   1,441,000
                           ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
  Oil and gas production      987,000     879,000     329,000     280,000
  Depreciation, depletion
   and amortization           911,000     590,000     353,000     226,000
  General and
   administrative             742,000     641,000     257,000     205,000
  Interest                     38,000      40,000      13,000      14,000
                           ----------  ----------  ----------  ----------
                            2,678,000   2,150,000     952,000     725,000
                           ----------  ----------  ----------  ----------

INCOME BEFORE
  INCOME TAXES              1,297,000   2,333,000     530,000     716,000

INCOME TAXES                 (389,000)   (700,000)   (159,000)   (215,000)
                           ----------  ----------  ----------  ----------

NET INCOME                    908,000   1,633,000     371,000     501,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD       6,927,000   4,925,000   7,464,000   6,057,000
                           ----------  ----------  ----------  ----------

RETAINED EARNINGS,
  END OF PERIOD            $7,835,000  $6,558,000  $7,835,000  $6,558,000
                           ==========  ==========  ==========  ==========

BASIC NET INCOME
  PER SHARE                    $  .28      $  .53      $  .11      $  .16
                               ======      ======      ======      ======

DILUTED NET INCOME
  PER SHARE                    $  .28      $  .50      $  .11      $  .15
                               ======      ======      ======      ======


                          See accompanying notes.

                        CREDO PETROLEUM CORPORATION
             Consolidated Statements of Cash Flows - Unaudited

                                                   Nine Months Ended
                                                        July 31,
                                               -------------------------
                                                   2002          2001
                                               -----------   -----------


OPERATING ACTIVITIES:
 Net income                                    $   908,000   $ 1,633,000
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
   Depreciation, depletion and amortization        911,000       590,000
   Deferred income taxes                           222,000       394,000
 Changes in operating assets and liabilities:
   Proceeds from short term investments          3,965,000     3,109,000
   Purchase of short term investments           (4,286,000)   (3,548,000)
   Trade receivables                              (113,000)     (290,000)
   Accrued oil and gas sales                      (174,000)      (57,000)
   Other                                           124,000        22,000
   Accounts payable                                484,000       269,000
   Income tax payable                              (36,000)      (58,000)
                                               -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES        2,005,000     2,064,000
                                               -----------   -----------


INVESTING ACTIVITIES:
 Oil and gas properties, net                    (1,490,000)   (2,087,000)
 Changes in other long-term assets                 (55,000)      (88,000)
                                               -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES           (1,545,000)   (2,175,000)
                                               -----------   -----------


FINANCING ACTIVITIES:
 Proceeds from exercise of stock options
  (114,000 options in 2002 and 137,000 in 2001)    230,000       271,000
 Purchase of treasury stock
  (5,000 shares in 2002 and 6,000 in 2001)         (30,000)      (30,000)
                                               -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          200,000       241,000
                                               -----------   -----------


INCREASE IN CASH AND CASH EQUIVALENTS              660,000       130,000

CASH AND CASH EQUIVALENTS:
 Beginning of Period                               819,000       484,000
                                               -----------   -----------

 End of Period                                 $ 1,479,000   $   614,000
                                               ===========   ===========

                          See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          July 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At July 31, 2002, working capital was $6,754,000, compared to $5,791,000 at October 31, 2001. Cash flow from operating activities before working capital changes totaled $2,041,000 for the nine months, compared to $2,617,000 from the same period last year.

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

     Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's portfolio was 2% for the nine months of fiscal 2002 compared to 3% in the same period last year. Relatively low investment returns in 2001 and 2002 compared to prior years are primarily due to market conditions that have limited investment opportunities for the market timers which manage the bulk of the company's investments. Management considers the potential for adverse impact from major unexpected events, such as September 11th, to be the major significant risk to most investment strategies.

     Commitments for future capital expenditures were not material at July 31, 2002. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. The company periodically hedges the price of its oil and gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or "short", selling in the NYMEX futures market, and are closed by purchasing offsetting "long" positions. Such hedges, which are accounted for as cash flow hedges, do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed and gains or losses recognized for financial reporting purposes as related production occurs. However, hedges may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. Such hedges may also be reinstated if the potential for such movement re-occurs or if management concludes that it has misjudged information used to make its decisions. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized.

     The company's most recent natural gas hedge data for months subsequent to third quarter-end shows 280 MMcfg hedged for the months of December 2002 through February 2003. This hedge is at an average NYMEX (Henry Hub, Louisiana delivery point) price of $4.19 per Mcf, and represents approximately 83% of the company's total estimated gas production for those three months. Subsequent to third quarter-end, hedges covering the months of August through November 2002 were closed and a gain of $204,000, or $0.47 per Mcf, was realized. The company hedges only its Oklahoma production where the "basis" for its pipeline index prices is generally $.15 to $.30 below the Henry Hub.

     The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. At July 31, 2002, net deferred gains of approximately $401,000 ($281,000 net of tax) related to natural gas hedging transactions were accumulated in Other Comprehensive Income of which $94,000 were realized and $307,000 were unrealized.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                               Nine Months Ended       Three Months Ended
                                   July 31,                  July 31,
                               2002        2001         2002        2001
                            ----------  ----------   ----------  ----------
Net Income                  $  908,000  $1,633,000   $  371,000  $  501,000
Other comprehensive income,
 net of tax:
  Change in fair value
   of derivatives              267,000      19,000      386,000     (42,000)
                            ----------  ----------   ----------  ----------
Comprehensive income        $1,175,000  $1,652,000   $  757,000  $  459,000
                            ==========  ==========   ==========  ==========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                   Nine Months         Nine Months      Percent  Percent
              Ended July 31, 2002  Ended July 31, 2001   Volume   Price
              -------------------  -------------------
Product         Volume    Price      Volume    Price     Change   Change
-------         ------    -----      ------    -----     ------   ------
Gas (Mcf)     1,002,500  $ 2.94(1)   565,800  $ 5.46(3)   +77%     -46%
Oil (bbls)       27,700  $20.54       34,500  $27.25      -20%     -25%

                  Three Months         Three Months     Percent  Percent
              Ended July 31, 2002  Ended July 31, 2001   Volume   Price
              -------------------  -------------------
Product         Volume    Price      Volume    Price     Change   Change
-------         ------    -----      ------    -----     ------   ------
Gas (Mcf)       382,200  $ 2.92(2)   219,900  $ 4.63(4)   +74%     -37%
Oil (bbls)        9,800  $23.27       11,700  $25.75      -17%     -10%
_____________________________
(1) Includes $.35 Mcf hedging gain.
(2) Includes $.05 Mcf hedging gain.
(3) Includes $.52 Mcf hedging gain.
(4) Includes $1.02 Mcf hedging gain.

     The company's growth strategy focuses on two core projects--drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope gas recovery technology.

     Anadarko Shelf Drilling Program. The 74% increase in third quarter natural gas production resulted from new wells drilled late in fiscal 2001 and during fiscal 2002. The primary contributors were the previously reported Glendena #1-5 and Redfearn #1-33 wells which contributed approximately 36% of nine-month production and accounted for 82% of the nine-month production increase. The wells contributed approximately 39% of third quarter production and accounted for 91% of the third quarter production increase. CREDO is operator of the wells and owns a 40% working interest.

     The company's drilling program in 2002 centers on its 2,900-acre Sand Creek Prospect and its 2,300-acre Two Springs
Prospect, both located in Harper and Ellis Counties, Oklahoma.
Drilling targets the Morrow and Chester sands from 7,400 to 7,600 feet.

     To date, five wells have been drilled and completed on the prospects. A sixth well was a dry hole. Two new wells are scheduled to commence in September and additional wells are anticipated on both prospects. The company owns interests ranging from 29% to 40% in the seven wells.

     Of the five completed wells, three are producing and two are awaiting pipeline connection. The previously announced
Glendena #1-5, Redfearn #1-33 and Wills #1-3 wells are currently producing at a combined daily rate of 5.25 MMcfg (million cubic feet of gas) with minimal water and condensate. The Glendena and Redfearn wells contain exceptional reservoir quality for the area and are delivering gas at higher than normal rates.

     Production from the previously reported Easterwood #1-28 and Weiszbrod #1-34 wells was delayed approximately three months during broad-scale negotiations with pipeline companies to move additional gas out of the area. The company's drilling in the area created pipeline capacity problems which required expansion considerations and protracted negotiations. The negotiations were finalized in early September and pipelines to the wells are expected to be completed by September 30th.

     The Easterwood #1-28 well has not been perforated or tested pending pipeline connection. The company owns a 40% interest in the well and is the operator. The well is expected to be connected to the pipeline in late September and will be immediately completed for production.

     The Weiszbrod #1-34 well, previous reported as a "tight hole", encountered two Morrow sands totaling 17 feet. After fracture stimulation, the well was tested flowing 1.3 MMcfg per day. The company owns 33% of the well which is the fourth consecutive successful well on the Sand Creek Prospect. It is also expected to be connected to the pipeline in late September.

     During September, the Hudson #1 well will be drilled on the Sand Creek Prospect approximately one mile north of the Weiszbrod well and the Emet #1 well will be drilled on the Two Springs Prospect approximately one mile east of the Wills well. Both wells will test the Morrow and Chester sands from 7,400 to 7,600 feet. The company owns 35% of the Emet well and 40% of the Hudson well and will be the operator of both wells.

     In another area of Ellis County located about 13 miles southeast of the Easterwood well, the company has completed the second producing well on its 640-acre Thurmond Prospect. This 8,800-foot well unexpectedly cut a fault in the Morrow formation that eliminated several of the objective sands. It was completed from 10 feet of remaining productive Morrow sands. After fracture stimulation, the well was placed on production flowing at a daily rate of 300 Mcf. As expected, the initial production rate was modest, however, the well has been producing with no production decline indicating that it may be connected by the fault to a larger reservoir. The company owns 37% of the well and is the operator.

     A number of additional wells are likely to be drilled as the company delineates its Sand Creek and Two Springs Prospects. In addition, the company has a number of other properties and drilling prospects in northwest Oklahoma and it is constantly generating new drilling prospects in the area.

     Calliope Gas Recovery Technology. The company owns the exclusive right to a patented technology known as the Calliope Gas Recovery System. Calliope can achieve substantially lower flowing bottom hole pressure than conventional production methods because it does not rely on reservoir pressure to lift liquids. In many gas wells, lower bottom hole pressure translates into recovery of substantial additional gas reserves.

     The company's field applications have proven Calliope to be low risk, cost effective and repeatable over a wide range of depths (down to 18,600 feet) and applications, including the most rigorous scenario of completely dead wells. Excluding prototype applications, Calliope is currently installed on five company-owned wells, four of which were dead and scheduled to be plugged and abandoned. Combined daily production for those wells has ranged between 1.1 and 1.3 MMcfg and their remaining economic lives are estimated to range from seven to 20 years. Calliope wells have had a major positive impact on the company's production and reserves.

     The company expects to install two new Calliope systems in the next few months. The 18,400-foot Green Estate #1 well located in Beckham County, Oklahoma produced 28.8 Bcfg and has been dead for over a year. This well will provide a rigorous test for Calliope in terms of both extreme depth and the challenge of reviving a dead well. A second well, the Horn #1, produced 12.9 Bcfg and has also been dead for over a year. This 12,400-foot well is located in Grady County, Oklahoma. The company will own approximately 70% of both wells and will be the operator. A third Calliope well has recently been purchased and negotiations are in progress on several additional wells.

     Stronger natural gas prices have made it more difficult for the company to purchase viable wells for application of our Calliope system. That has made it necessary for the company to consider other strategies to install Calliope systems on more wells. These strategies include joint venturing with larger companies that own wells considered to be Calliope candidates, licensing, or providing Calliope for a fee. To implement these strategies, the company is preparing a highly sophisticated multimedia presentation about Calliope.

     Production of the multimedia project was significantly delayed because, after starting the project, the company decided to change production companies. Despite the false start, the company is very pleased with the project. Sophisticated animation of Calliope's underground operations is the most complex part of the project, and that work is nearing completion. The company expects the entire presentation to be completed in four to eight weeks.

     The company has proven that Calliope will add .5 billion to
2.0 billion cubic feet of gas reserves to many dead and uneconomic wells. Its goal is to install Calliope on more wells, and a first class marketing presentation is expected to provide significant support to marketing the technology to outside partners.

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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2002 Compared to Nine Months Ended
July 1, 2001

     For the nine months ended July 31, 2002, net income fell 44% to $908,000 compared to $1,633,000 last year. Although successful drilling boosted natural gas production by 77%, lower net income resulted primarily from sharply lower net wellhead prices (natural gas down by 48% and oil down by 25%).

     Total revenues fell 11% to $3,975,000 for the nine months ended July 31, 2002 compared to $4,483,000 last year. Oil and gas sales decreased $510,000, or 13%, to $3,519,000. Refer to the table and discussion on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 46% to $2.94 per Mcf compared to $5.46 last year. Hedging transactions increased 2002 price realizations by $.35 per Mcf, or 14%, compared to $.52 per Mcf, or 11%, last year. Net wellhead prices for gas decreased 48% to $2.59 per Mcf compared to $4.94 last year. Net wellhead prices for oil decreased 25% to $20.54 per barrel compared to $27.25 last year. The net effect of these price changes, including hedging transactions, was to decrease oil and gas sales $1,502,000. Gas volumes increased 77% and oil volumes decreased 20%. The net effect of volume changes was to increase oil and gas sales by $992,000. Operating income increased $29,000, or 9%, due to drilling overhead income. As discussed on page 6, investment income fell 23% to $91,000 compared to $118,000 last year due primarily to market conditions during the nine months of fiscal 2002 that limited investment opportunities for the market timers which manage the bulk of the company's investments.

     Total costs and expenses rose 25% to $2,678,000 for the nine months of fiscal 2002 compared to $2,150,000 last year. Oil and gas production expenses rose 12%, or $108,000, due to two major well workovers that cost approximately $84,000. Depreciation, depletion and amortization increased 54% primarily due to a net increase in production volume between the periods. General and administrative expenses increased $101,000, or 16%, due to inflationary pressures and additional staffing. Interest expense relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 30% in both periods.

Quarter Ended July 31, 2002 Compared to Quarter Ended July 31,
2001

     Net income for the quarter ended July 31, 2002 fell 26% to $371,000 compared to $501,000 for the same quarter last year. Although the 74% increase in natural gas production more than offset lower price realizations, lower net income resulted primarily from the increased production being encumbered by depletion and lease operating expenses.

     Total revenues rose 3% to $1,482,000 in the third quarter of 2002 compared to $1,441,000 for the same quarter last year. Oil and gas sales increased 2% to $1,342,000 compared to $1,319,000 last year. Refer to the table and discussion on page 7 for details of oil and gas prices and volumes for the applicable periods. Total gas price realizations fell 37% to $2.92 per Mcf compared to $4.63 last year. Hedging transactions increased third quarter price realizations $.05 per Mcf, or 2%, compared to $1.02 per Mcf, or 28%, last year. Net wellhead prices for gas fell 20% to $2.87 per Mcf compared to $3.61 last year. Net wellhead prices for oil fell 10% to $23.27 per barrel compared to $25.75 last year. The net effect of these price changes and hedging transactions was to decrease oil and gas sales $398,000. Gas volumes increased 74% and oil volumes decreased 17%. The net effect of volume changes was to increase oil and gas sales $421,000. Operating income increased $10,000, or 9%, due to drilling overhead income. Investment income increased to $17,000 in the third quarter of 2002 compared to $9,000 last year.

     Total costs and expenses increased 31% to $952,000 in the third quarter of 2002 compared to $725,000 last year. Oil and gas production expenses rose 17%, or $49,000 due to costs associated with timing of repairs. Depreciation, depletion and amortization increased 56% primarily due to a net increase in production volumes between the periods. General and administrative expenses increased $52,000, or 25%, due to inflationary pressures and additional staffing. Interest expense relates to the accrual of interest on the exclusive license agreement obligation, due annually. Income taxes were provided at 30% in both periods.

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



Date:  September 11, 2002    By:  /s/ James T. Huffman
                                 ---------------------------
                                 James T. Huffman
                                 President and
                                 Chief Executive Officer



                             By:  /s/ John A. Alsko
                                 ---------------------------
                                 John A. Alsko
                                 Vice President and
                                 Chief Financial Officer

                 CERTIFICATION UNDER SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002


                         CERTIFICATIONS

I, James T. Huffman, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of CREDO
Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


Date:  September 11, 2002    By:  /s/ James T. Huffman
                                 ----------------------------
                                 James T. Huffman
                                 President and
                                 Chief Executive Officer



I, John A. Alsko, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of CREDO
Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


Date:  September 11, 2002    By:  /s/ John A. Alsko
                                 ---------------------------
                                 John A. Alsko
                                 Vice President and
                                 Chief Financial Officer