Form 10KSB
period 2002-10-31
CREDO PETROLEUM CORP
filed 2003-01-29
CIK 277924

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

_____________________________________________________________

                           FORM 10-KSB
_____________________________________________________________


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES ACT OF 1934
           For The Fiscal Year Ended October 31, 2002


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
--- SECURITIES EXCHANGE ACT OF 1934

    For the transition period _____________ to _____________


                  Commission File Number 0-8877

_____________________________________________________________

                   CREDO PETROLEUM CORPORATION
_____________________________________________________________

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

                  Common Stock, $.10 Par Value
      3,280,000 Shares Outstanding, Net of Treasury Stock,
          at the Close of Business on December 31, 2002
             (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X
                   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____
                                        -----      -----

Issuer's revenues for its most recent fiscal year:  $5,358,000

As of December 31, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $24,757,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 2003 Annual Meeting.

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

Business Activities

The company's primary business activities consist of
(i) exploration for and development of oil and gas reserves,
(ii) application of its patented Calliope TM Gas Recovery System
("Calliope") to low pressure gas wells, (iii) oil and gas production, (iv) purchasing producing oil and gas properties, and
(v) operation of oil and gas properties for the company's interest and for the interests of third parties.

Except for development, testing and application of Calliope, operations are concentrated on medium depth properties generally ranging from 7,000 to 10,000 feet. The company enters into various types of cost sharing arrangements with industry participants on most of its operating activities. Applications of Calliope are concentrated below 10,000 feet and, to date, have not required external sources of capital.

The company acts as "operator" of 89 wells pursuant to standard industry Operating Agreements, and it owns working and royalty interests in approximately 822 wells which are operated by outside parties. In addition, the company is general partner of three private limited partnerships. The Partnerships are in the production stage of operations and their results are proportionately consolidated in the company's financial statements.

Over the past five years, the company has participated in developing, testing, refining, and patenting Calliope. The technology is designed to efficiently lift fluids from wellbores using pressure differentials, and is primarily applicable to mature natural gas wells in low pressure reservoirs at depths below 8,000 feet. During 2000, the company purchased an unrestricted, exclusive license to the technology. The term of the license is 10 years, and it can be extended an additional five years to cover the entire 15 year term of the patent. At fiscal year end, Calliope was installed on eight wells ranging in depth from 6,500 feet to 18,600 feet. Of the eight applications, three rank as the company's first, second and fourth largest producing wells in terms of reserve quantities. Two Calliope applications were not economic due to wellbore problems (scaling and a casing leak) unrelated to the technology. The company believes it has proven Calliope's breadth and economic viability on actual field applications of wells it owns and operates.

Markets and Customers

Marketing of the company's oil and gas production is influenced by many factors which are beyond the company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, market prices, regulation, and actions of major foreign producers. The fall in oil prices to below $10.00 per barrel in 1999 and the subsequent recovery to over $30.00 in 2000 and 2002 demonstrates oil's extreme price volatility.

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

Gas price decontrol, the advent of an active spot market for natural gas, changes in supply and demand for natural gas, and weather patterns cause natural gas prices to be subject to significant fluctuations. The company presently sells virtually all of its gas under one to five year contracts with major pipeline companies. The sales price is typically based on monthly "spot" (Index) prices for the applicable production region. Title to the gas normally passes to the pipeline at meters located near the wells. The Index prices are reduced ("netted") by certain pipelines charges.

Natural gas prices were very volatile during calendar 2001 and 2002. Henry Hub monthly Index prices averaged $4.26 per MBtu (thousand Btus) in 2001 compared to $3.22 in 2002. During 2001, daily spot gas prices rose to historic highs of over $10.00 per MBtu. However, as the year progressed, demand was lost due to a combination of high prices forcing demand out of the market and the warmest U.S. winter on record. That caused the supply of gas left in storage at the end of the 2001-2002 heating season to be abnormally high and resulted in a significant price reversal late in 2001 and in 2002. However, during the summer of 2002 gas storage refill data indicated a bullish imbalance between North American supply and demand. That caused prices to strengthen throughout the 2002 storage refill season and is bullish for 2003 prices. Management cannot reasonably predict the extent or timing of natural gas price fluctuations.

As discussed elsewhere in this Form 10-KSB, the company periodically hedges the price of a portion of its natural gas production by forward selling on the NYMEX futures market.

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

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which increase the company's cost of doing business and which carry penalties, often substantial, for failure to comply. It is anticipated that the aggregate burden on the company of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in fiscal 2003. The company cannot predict what subsequent legislation or regulations may be enacted or what effect it will have on the company's business.

ITEM 2.   PROPERTIES

General

In fiscal 2002, capital spending totaled $2,464,000, the second highest level in the company's history. The company's business focused on two core projects--natural gas drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope Gas Recovery System. During the year, the company drilled thirteen wells in Oklahoma with interests ranging from 7% to 40%. Eleven of the wells were successful, one was a dry hole and one is undergoing extended evaluation. In addition, 281 coal bed methane wells were drilled on acreage in Wyoming where the company owns small royalty interests. Oklahoma drilling was concentrated in Ellis and Harper Counties on the company's 11,000 gross acre Sand Creek Prospect and its 3,000 gross acre Two Springs Prospect where eight wells were drilled. The wells targeted the Morrow and Chester formations between 7,500 and 9,000 feet. Calliope operations were focused on production of a multimedia presentation for use in introducing Calliope to other companies and on acquiring wells for new Calliope installations. Near the end of the year, the company purchased nine wells intended for new Calliope installations.

In fiscal 2001, capital expenditures totaled $2,688,000, the highest level in company history. CREDO's business focused on two core projects--natural gas drilling along the Anadarko Shelf of Oklahoma and application of Calliope. During the year, the company participated in drilling 11 gas wells in Oklahoma and Wyoming which were successfully completed as commercial gas wells. The company's interest in the wells ranged from 5% to 60%. Oklahoma drilling was concentrated in Ellis and Harper Counties on the company's Sand Creek and Two Springs Prospects with encouraging results. In Wyoming, electrical, gathering and water disposal infrastructures were installed for the 22 coal bed methane wells drilled last year on the company's 10% owned Recluse property. The company also significantly refined and extended the limits of its Calliope technology. The company believes that it has proved the economic viability and breadth of the Calliope system.

For more complete information regarding these activities, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Oil and Gas Activities".

The company's reserves, and the value of those reserves, are concentrated in relatively few properties. At October 31, 2002, approximately 70% of the gross value of the company's estimated proved reserves is concentrated in 20% of its properties (in most cases individual wells). The company's two most valuable producing properties are Calliope wells (the Bradford and Carroll wells) which represent 13% the company's gross reserve value.
The two original wells drilled in late 2001 and early 2002 on the company's Sand Creek Prospect in Oklahoma (the Glendena and Redfearn wells) and a well drilled in 2002 on the company's Two Springs Prospect (Emet well) represent 12% of such value. Approximately 600 coal bed methane royalty interest wells located on one property in Sheridan County, Wyoming and a waterflood project in southern Oklahoma account for 6% of such value.

All of these properties, or wells, have limited production histories. In the case of the Calliope wells the limited history is based on the application of Calliope. Accordingly, estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available. In addition, Calliope wells are generally mature wells. As such, they contain old down-hole equipment, like tubulars, that is more subject to failure than new equipment.
The failure of such equipment, particularly casing, can result in complete loss of a well.

Estimated Proved Oil and Gas Reserves and Future Net Revenues

McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's significant properties which represented 62% in 2002, 62% in 2001 and 63% in 2000 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years.
At October 31, 2002, natural gas represented 82% and crude oil represented 18% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (6) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $26.76, $20.61 and $31.82 per barrel for oil and $3.74, $2.87 and $4.33 per Mcf for gas as of October 31, 2002, 2001 and 2000, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                             Estimated Future
           Oil      Gas    Estimated Future     Net Revenues
Year    (bbls)*    (Mcf)*    Net Revenues    Discounted at 10%
--------------------------------------------------------------
2002    337,000  9,415,000    $29,774,000      $18,035,000
2001    330,000  9,121,000    $21,843,000      $13,874,000
2000    373,000  7,413,000    $31,475,000      $18,700,000

* Of 2002, 2001 and 2000 amounts, proved developed reserves were 298,000, 296,000 and 340,000 barrels of oil and 8,459,000,
  8,249,000 and 6,511,000 Mcf of gas, respectively.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average price realizations per unit for the indicated years are set forth below. Price realizations include the sales price and hedging gains or losses.


                   2002              2001              2000
-----------------------------------------------------------------
Product      Volume    Price    Volume   Price    Volume   Price
-----------------------------------------------------------------
Gas (Mcf)  1,298,000  $ 3.00   800,000  $ 5.00   668,000  $ 2.84
Oil (bbls)    37,000  $22.01    44,000  $26.45    39,000  $27.88

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.10, $6.40 and $6.21 per barrel in 2002, 2001 and 2000, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 2002 totaled 23,200 net and 120,500 gross acres. At October 31, 2002, the company owned working interests in 58.30 net (196 gross) wells consisting of
19.02 net (46 gross) oil wells and 39.28 net (150 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 715 oil and gas wells. In 2002, the company sold 3.55 net (9 gross) wells. In the same period, the company drilled and acquired interests in 8.17 net (20 gross) wells in which it did not previously own an interest.

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

                              Royalty              Working
                         Interest Acreage      Interest Acreage
----------------------------------------------------------------
  Expiration
 Year Ending
  October 31              Gross      Net        Gross      Net
----------------------------------------------------------------
     2003                 5,800      100        4,200      600
     2004                 7,600      100       14,800    3,800
     2005                 1,700      500       17,800    6,600
     2006                   500      100        6,900    1,600
     2007                  -        -           5,500    1,800
   Thereafter             3,300      100        7,200    1,200
Held-By-Production      146,300    7,800       11,800    2,600
--------------------------------------------------------------

                        165,200    8,700       68,200   18,200
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

                           Gross Wells
----------------------------------------------------------------

Year Ended  Total Gross     Exploratory          Development
                         ------------------   ------------------
October 31     Wells     Oil     Gas    Dry   Oil    Gas     Dry
----------------------------------------------------------------
  2002           13       -       7(1)   1     -      5       -
  2001           11       -       9(2)   -     -      2       -
  2000           32       1      22(3)   4     -      4       1
1978-1999       178      11      64     72    15     12       4
----------------------------------------------------------------

                234      12     102     77    15     23       5
================================================================

                            Net Wells
----------------------------------------------------------------

Year Ended  Total Net      Exploratory            Development
                        ------------------     -----------------
October 31    Wells     Oil    Gas     Dry     Oil    Gas    Dry
----------------------------------------------------------------
  2002      3.212      -    2.707(1)  .250     -     .255    -
  2001      2.236      -    2.097(2)   -       -     .139    -
  2000      4.021    .156   2.448(3)  .550     -     .367   .500
1978-1999  29.458   1.401   9.485   10.943   4.350  1.794  1.485
----------------------------------------------------------------

           38.927   1.557  16.737   11.743   4.350  2.555  1.985
================================================================
(1) One well (.675 net well) is presently being completed and is not responding as anticipated and is undergoing extended
    evaluation.
(2) Includes two shallow coal bed methane gas wells at less than
    1,000 feet in depth in which the company owns
    approximately 5%.
(3) Shallow coal bed methane gas wells at less than 1,000 feet in depth in which the company owns approximately 10%.

ITEM 3.   LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


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

                              2002                   2001
----------------------------------------------------------------
Fiscal Quarter Ended     High      Low          High      Low
----------------------------------------------------------------
January 31             $ 6.75    $ 5.10       $ 7.69    $ 4.75
April 30                 7.70      5.76         7.50      6.31
July 31                  9.85      7.50        10.30      6.29
October 31               8.82      6.55         7.75      4.87

At December 31, 2002, the company had 3,758 shareholders of record. The company has never paid a dividend and does not expect to pay any dividends in the foreseeable future. Earnings are reinvested in business activities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At fiscal year-end October 31, 2002, working capital was $6,630,000. Cash generated by operating activities (before working capital changes) totaled $2,870,000 in 2002. Cash flow was used primarily to fund oil and gas exploration and development expenditures totaling $2,464,000 and to increase working capital.

Existing working capital and anticipated cash flow are expected to be sufficient to fund fiscal 2003 operations. At fiscal year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at fiscal year-end. The company has no defined benefit plans and no obligations for post retirement employee benefits.

Product Prices, Production and Investments

Gas price decontrol, the advent of an active spot market for natural gas, changes in supply and demand for natural gas, and weather patterns cause natural gas prices to be subject to significant fluctuations. The company presently sells virtually all of its gas under one to five year contracts with major pipeline companies. The sales price is typically based on monthly "spot" (Index) prices for the applicable production region. Title to the gas normally passes to the pipeline at meters located near the wells. The Index prices are reduced ("netted") by certain pipelines charges.

Significant world events and OPEC's production and pricing policies influence worldwide supply and demand and prices for crude oil and petroleum products. Since 1998, crude oil prices have ranged widely from approximately $10.00 to $30.00 per barrel.

Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has periodically hedged natural gas prices by forward selling a portion of its production in the NYMEX futures market. This is generally done when the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and when, in the company's opinion, the current price is adequate to insure reasonable returns at a time when downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company's most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset by opposite moves in the other market. During the past three years, the company hedged portions of its estimated future gas production. Hedging transactions resulted in gains of $505,000 in 2002 and $663,000 in 2001 and losses of $141,000 in 2000. At
October 31, 2002, the company's open hedge positions totaled 450,000 Mcf covering the months of December 2002 through March 2003 at an average price of $4.12 per Mcf. The hedge represented approximately 100% of the company's estimated gas production for those months. Subsequently, hedges for all months except March 2003 (110,000 Mcf at $4.07) were closed and a $129,000 gain was realized.

Gas and oil sales volume and price realization comparisons for the indicated years ended October 31 are set forth below. Price realizations include the sales price and hedging gains and losses.

                  2002              2001              2000
-----------------------------------------------------------------
Product      Volume    Price   Volume    Price   Volume    Price
-----------------------------------------------------------------
Gas (Mcf)  1,298,000  $ 3.00   800,000  $ 5.00   668,000  $ 2.84
% change        +62%    -40%      +20%    +76%      -22%    +33%
Oil (bbls)    37,000  $22.01    44,000  $26.45    39,000  $27.88
% change        -16%    -17%      +14%     -5%      -       +78%

The 2002 and 2001 increases in natural gas volumes resulted primarily from successful drilling in Oklahoma. Oil production increased in 2001 as production from a waterflood project peaked and then fell in 2002 as the project began a normal decline. Most other oil and condensate volumes are associated with gas production and, therefore, vary from well to well depending on the volume and "richness" of gas produced.

Surplus cash is invested with professional money managers. The average return on CREDO's investments was three percent in 2002, four percent in 2001, and 14 percent in 2000. At year-end approximately 70% of the investments were with managers who specialize in market timing using U.S. mutual funds. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and management believes they represent a responsible approach to cash management. In management's opinion, the greatest risk to our investments is the potential for negative market impact from unexpected, major adverse news, like the September 11th terrorist attacks.

Oil and Gas Activities

Fiscal 2002 capital spending totaled $2,464,000, the second highest level in the company's history. During the year the company continued to focus on its two core projects--natural gas drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope Gas Recovery System.

Drilling Activities. In fiscal 2002, the company drilled thirteen wells in Oklahoma with interests ranging from 7% to 40%. Eleven of the wells were successful and one was a dry hole and one is undergoing extended evaluation. In addition, 281 coal bed methane wells were drilled on acreage in Wyoming where the company owns small royalty interests. Oklahoma drilling was concentrated in Ellis and Harper Counties on the company's
11,000 gross acre Sand Creek Prospect and its 3,000 gross acre Two Springs Prospect where eight wells were drilled. The wells targeted the Morrow and Chester formations between 7,500 and 9,000 feet.

To date, 14 wells have been drilled on the two prospects of which 11 were successful, two were dry holes, and one is undergoing extended evaluation. Two of the wells are exceptional for the area. The Glendena well was completed in October 2001 and the Redfearn in April 2002, both from the same Morrow reservoir. The wells each commenced production at 3.0 MMcfg (million cubic feet of gas) per day and are still producing between 1.7 and 1.9 MMcfg per day. To date, they have produced 1.10 and .64 Bcfg (billion cubic feet of gas), respectively. The two wells accounted for 38% of the company's 2002 production and were primarily responsible for the increase in the company's 2002 production. The wells accounted for only 8% of the company's estimated proved reserves values at year-end because their exceptionally high production rates have resulted in rapid depletion of reserves.

Both the Sand Creek and the Two Springs Prospects have ample room for additional wells to be drilled, and the company believes that more exceptional wells are likely. The recently drilled Hudson Trust well, located about one mile east of the Redfearn well, has tested 2.5 MMcfgd from a "natural" (no acid or fracture stimulation) completion with good pressures. Logs and other data look very similar to the Redfearn well. The Hudson Trust well is waiting pipeline connection and the company owns a 32% working interest. The company also owns 45% of the section to the south. That section is bounded on the north by the Hudson Trust well and on the west by the Glendena well and looks very promising for drilling.

Drilling is not restricted to the Sand Creek and Two Springs Prospects. The company has drilled wells and is generating prospects elsewhere on the Northern Anadarko Shelf, in the Oklahoma Panhandle, and north-central Oklahoma. Except for royalty interests, the company currently has no significant interests in the Wyoming coal bed methane play.

The company replaced 122% of the reserves produced in 2002 and its reserve replacement cost was $6.58 per barrel of oil-equivalent (BOE). According to John S. Herold, Inc.'s Global Upstream Performance Review--2002 Final Report, the company's historic three and five-year average reserve replacement costs have been in the top quartile of its peer group.

Calliope Gas Recovery System. The company owns the exclusive right to a patented technology known as the Calliope Gas Recovery System. Calliope achieves substantially lower flowing bottom hole pressure than conventional production methods because it does not rely on reservoir pressure to lift liquids. In most of the applications to date, Calliope has developed more reserves than the average new well drilled by the company, and at one-half the cost and a small fraction of the risk.

The company believes that it has proven Calliope will add 0.5 to
2.0 Bcfg to many dead and uneconomic wells and that Calliope is a new generation of gas recovery technology for many low pressure gas wells. Calliope systems are currently installed on six company-owned wells. In terms of undiscounted reserve values at fiscal year-end 2002, Calliope wells rank first, second, ninth and tenth among the company's most valuable producing wells. The six producing Calliope wells account for 19% of the company's reserve value. The 11,800-foot J. C. Carroll well provides an excellent example of Calliope's potential. When the well was purchased for salvage value in 1999, it had not produced commercially in five years. Calliope immediately restored production to 660 Mcfg (thousand cubic feet of gas) per day and the well is still producing about 410 Mcfg per day. Calliope has already recovered over 0.5 Bcfg from the Carroll well and the company estimates it will recover an additional 1.2 Bcfg.

Late in fiscal 2002, the company purchased nine wells intended for new Calliope installations. Each well has substantial Calliope reserve potential ranging from several hundred million to 2.0 billion cubic feet of gas. Installations are expected to be completed on three of the wells in the first calendar quarter of 2003. The remaining wells are in various stages of evaluation. It should be expected that some of the wells will not prove suitable for a Calliope installation.

The company's objective is to install Calliope on more wells. To that end, the company is preparing a multimedia presentation about Calliope to be used to introduce Calliope to certain companies with the objective of joint venturing, licensing, or providing Calliope for a fee. Management expects the final presentation to be complete in March 2003.

Reserves. At fiscal year-end, approximately 70% of the gross value of the company's estimated proved reserves is concentrated in 20% of its properties (in most cases individual wells). The company's two most valuable producing properties are Calliope wells (the Bradford and Carroll wells) which represent 13% of the company's gross reserve value. The Glendena and Redfearn wells (discussed above) and the Emet well drilled in 2002 on the company's Two Springs Prospect (Emet well) represent 12% of such value. Approximately 600 coal bed methane royalty interest wells located on one property in Sheridan County, Wyoming and a waterflood project in southern Oklahoma account for 6% of such value.

All of these properties, or wells, have limited production histories. In the case of the Calliope wells the limited history is based on the application of Calliope. Accordingly, estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available. In addition, Calliope wells are generally mature wells. As such, they contain old down-hole equipment, like tubulars, that is more subject to failure than new equipment.
The failure of such equipment, particularly casing, can result in complete loss of a well.

Results of Operations

In 2002, total revenues fell 8% to $5,358,000 compared to $5,807,000 in 2001. As the oil and gas price/volume table on page 8 shows, total gas price realizations, which reflect hedging transactions, fell 40% to $3.00 per Mcf and oil price realizations fell 17% to $22.01 per barrel. The net effect of these price changes was to decrease oil and gas sales by $1,604,000. Hedging gains were $505,000 in 2002 compared to $663,000 in 2001. Gas volumes produced rose 62% and oil volumes produced declined 16%. The net effect of these volume changes was to increase oil and gas sales by $1,139,000. The increase in gas volumes resulted primarily from successful drilling in 2002 and 2001. The decline in oil volumes produced was primarily due to a waterflood project that peaked in 2001 and started a normal decline in 2002. Operating income rose 7% due to drilling supervision income and additional operated wells. Investment income and other declined 9% due primarily to market conditions during fiscal 2002 that limited investment opportunities for the market timers that manage the bulk of the company's investments.

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

In 2002, total costs and expenses rose 21% to $3,602,000 compared to $2,987,000 in 2001. Oil and gas production expenses rose 14% due to three major well workovers that cost approximately $106,000. Depreciation, depletion and amortization ("DD&A") increased 43% primarily due to a net increase in production volume. Two wells that accounted for 38% of the company's 2002 production delivered gas at much higher than normal rates for area wells. This resulted in a higher than normal depletion rate. General and administrative expenses rose 11% due to inflationary pressures. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 27% in 2002 and 29% in 2001.

In 2001, total costs and expenses rose 30% to $2,987,000 compared to $2,307,000 in 2000. The 22% increase in oil and gas production expenses primarily reflects increased production taxes on higher oil and gas sales revenue. DD&A increased 58% due to increases in oil and gas production and amortization of the cost of an exclusive license agreement which was not effective in the prior year. General and administrative expenses rose 14% due to inflationary pressures and additional staffing. Interest expense relates to the exclusive license agreement note payment that was not effective in the prior year. The effective tax rate was 29% in 2001 and 2000.

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

ITEM 7.   FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Consolidated Balance Sheets, October 31, 2002 and 2001

Consolidated Statements of Operations for the Three Years
  Ended October 31, 2002

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 2002

Consolidated Statements of Cash Flows for the Three Years
  Ended October 31, 2002

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 2002 and 2001


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------

Assets                                      2002           2001
---------------------------------------------------------------
Current assets:
  Cash and cash equivalents         $  1,324,000   $    819,000
  Short-term investments               5,586,000      5,283,000
  Receivables:
    Trade                                577,000        317,000
    Accrued oil and gas sales            535,000        367,000
    Other                                390,000        241,000
---------------------------------------------------------------

      Total current assets             8,412,000      7,027,000
---------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                          1,690,000      1,549,000
  Evaluated                            7,987,000      7,120,000
---------------------------------------------------------------

      Net oil and gas properties       9,677,000      8,669,000
---------------------------------------------------------------

Exclusive license agreement, net of
 amortization of $152,000 and $82,000    548,000        618,000
---------------------------------------------------------------

Other, net                               174,000        156,000
---------------------------------------------------------------

                                    $ 18,811,000   $ 16,470,000
===============================================================



Liabilities and Stockholders' Equity
---------------------------------------------------------------

Current liabilities:
  Accounts payable and
   accrued liabilities              $  1,733,000   $  1,126,000
  Income taxes payable                    49,000        110,000
---------------------------------------------------------------

      Total current liabilities        1,782,000      1,236,000
---------------------------------------------------------------

Deferred income taxes, net             2,314,000      1,935,000
---------------------------------------------------------------

Exclusive license obligation,
 less current obligations
 of $48,000 and $44,000                  408,000        456,000
---------------------------------------------------------------

Commitments
---------------------------------------------------------------

Stockholders' equity:
  Preferred stock, without par value,
   5,000,000 shares authorized,
   none issued                              -              -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,678,000 shares issued               367,000        367,000
  Capital in excess of par value       6,453,000      6,453,000
  Retained earnings                    8,209,000      6,927,000
  Accumulated other
   comprehensive income                   37,000         14,000
  Treasury stock, 398,000
   and 502,000 shares at cost           (759,000)      (918,000)
---------------------------------------------------------------

      Total stockholders' equity      14,307,000     12,843,000
---------------------------------------------------------------

                                    $ 18,811,000   $ 16,470,000
===============================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 2002


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------

                                2002          2001          2000
----------------------------------------------------------------

Revenues:

  Oil and gas sales      $ 4,698,000   $ 5,163,000   $ 2,971,000

  Operating                  488,000       456,000       417,000

  Investment income
   and other                 172,000       188,000       471,000

  Non-recurring
   litigation settlement        -             -          345,000
----------------------------------------------------------------

                           5,358,000     5,807,000     4,204,000
----------------------------------------------------------------


Costs and expenses:

  Oil and gas production   1,291,000     1,135,000       934,000

  Depreciation, depletion
   and amortization        1,202,000       842,000       533,000

  General and
   administrative          1,060,000       957,000       840,000

  Interest                    49,000        53,000          -
----------------------------------------------------------------

                           3,602,000     2,987,000     2,307,000
----------------------------------------------------------------


Income before
 income taxes              1,756,000     2,820,000     1,897,000

Income taxes                (474,000)     (818,000)     (550,000)
----------------------------------------------------------------

Net income               $ 1,282,000   $ 2,002,000   $ 1,347,000
================================================================

Basic income per share          $.40          $.64         $.45

Diluted income per share        $.39          $.61         $.43
===============================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 2002


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                          Capital In                 Other                      Total
                                      Common Stock        Excess Of    Retained  Comprehensive   Treasury  Stockholders'
                                  --------------------
                                  Shares        Amount    Par Value    Earnings      Income        Stock        Equity
-------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1999       3,678,000  $   367,000  $ 6,235,000 $ 3,578,000  $      -     $(1,215,000)  $ 8,965,000

Stock options issued
 to consultant                        -            -          36,000        -            -            -           36,000

Purchase of treasury stock            -            -            -           -            -          (1,000)       (1,000)

Exercise of stock options             -            -            -           -            -          40,000        40,000

Net income                            -            -            -      1,347,000         -            -        1,347,000

-------------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2000       3,678,000      367,000    6,271,000   4,925,000         -      (1,176,000)   10,387,000

Comprehensive income:
 Net income                           -            -            -      2,002,000         -            -        2,002,000
 Other comprehensive income,
  net of tax:  Change in fair
   value of derivatives               -            -            -           -          14,000         -           14,000
                                                                                                               ---------
 Comprehensive income                 -            -            -           -            -            -        2,016,000

Stock options
 issued to consultant                 -            -          12,000        -            -            -           12,000

Income tax benefit from
 exercise of nonqualified
 stock options and
 premature dispositions               -            -         170,000        -            -            -          170,000

Purchase of treasury stock            -            -            -           -            -        (129,000)     (129,000)

Exercise of stock options             -            -            -           -            -         387,000       387,000

-------------------------------------------------------------------------------------------------------------------------

Balances,
 October 31, 2001                3,678,000      367,000    6,453,000   6,927,000       14,000     (918,000)   12,843,000

Comprehensive income:
 Net income                           -            -            -      1,282,000         -            -        1,282,000
 Other comprehensive income,
  net of tax:  Change in fair
   value of derivatives               -            -            -           -          23,000         -           23,000
                                                                                                               ---------
 Comprehensive income                 -            -            -           -            -            -        1,305,000

Purchase of treasury stock            -            -            -           -            -         (71,000)      (71,000)

Exercise of stock options             -            -            -           -            -         230,000       230,000

-------------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2002       3,678,000  $   367,000  $ 6,453,000 $ 8,209,000  $    37,000  $  (759,000)  $14,307,000
=========================================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 2002


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------

                                          2002          2001          2000
--------------------------------------------------------------------------
Cash flows from
 operating activities:
  Net income                       $ 1,282,000   $ 2,002,000   $ 1,347,000
  Non-cash expenses included in
   net income:
    Depreciation, depletion and
     amortization                    1,202,000       842,000       533,000
    Deferred income taxes              379,000       527,000       181,000
    Other                                7,000        21,000        48,000
  Changes in operating assets
   and liabilities:
    Proceeds from
     short-term investments          4,836,000     3,209,000     2,418,000
    Purchase of
     short-term investments         (5,139,000)   (3,866,000)   (2,989,000)
    Trade receivables                 (260,000)      (90,000)      216,000
    Accrued oil and gas sales         (168,000)      105,000      (110,000)
    Other current assets              (126,000)       12,000       (31,000)
    Accounts payable
     and accrued liabilities           603,000       191,000       156,000
    Income taxes payable               (61,000)     (140,000)      129,000
--------------------------------------------------------------------------

Net cash provided by
 operating activities                2,555,000     2,813,000     1,898,000
--------------------------------------------------------------------------

Cash flows from investing
 activities:
  Additions to oil and
   gas properties                   (2,464,000)   (2,688,000)   (1,855,000)
  Proceeds from sale
   of oil and gas
   properties                          376,000        34,000       552,000
  Acquisition of exclusive
   license agreement                      -             -         (159,000)(1)
  Other                                (77,000)      (42,000)     (175,000)
--------------------------------------------------------------------------

Net cash used in
 investing activities               (2,165,000)   (2,696,000)   (1,637,000)
--------------------------------------------------------------------------




Cash flows from
 financing activities:
  Proceeds from exercise
   of stock options                    230,000       387,000        40,000
  Purchase of treasury stock           (71,000)     (129,000)       (1,000)
  Principal payment on
  exclusive license obligation         (44,000)      (40,000)         -
--------------------------------------------------------------------------

Net cash provided by
 financing activities                  115,000       218,000        39,000
--------------------------------------------------------------------------

Increase in cash and
 cash equivalents                      505,000       335,000       300,000

Cash and cash equivalents:
  Beginning of year                    819,000       484,000       184,000
--------------------------------------------------------------------------

  End of year                      $ 1,324,000     $ 819,000     $ 484,000
==========================================================================

(1) Supplemental Disclosure of Non-Cash Investing and Financial
    Activities: In fiscal 2000, the company had an obligation for acquisition of an exclusive license agreement of $540,000.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002


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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. At
October 31, 2002, short-term investments are approximately
70% allocated to professional money managers who specialize in market timing using U.S. mutual fund groups. These managers generally enter and exit stock fund trades on a frequent and short-term basis and use mutual fund money market accounts when not invested in stock funds. Other short-term investments consist primarily of professionally managed limited partnerships which provide readily determinable market values. The partnerships are invested primarily in financial instruments. Unrealized gains on limited partnerships total $28,000 and $97,000 at October 31, 2002 and 2001, respectively. Short-term investments are classified as "trading" and are stated at fair value with realized and unrealized gains and losses immediately recognized.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled $200,000 in 2002, 2001 and 2000. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. Estimated dismantlement, restoration, and abandonment costs are approximately offset by estimated residual values of lease and well equipment. Accordingly, no accrual for such costs has been recorded.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling," the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Cost of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $4.27 in 2002, $4.06 in 2001, and $3.21 in 2000.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $98,000 and $121,000 were incurred in 2002 and 2001, respectively.

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

Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. The company had hedging gains of $505,000 and $663,000 in 2002 and 2001, respectively, and hedging losses of $141,000 in 2000. Gains and losses on speculative transactions were immaterial in all years. The company has recorded in other comprehensive income net deferred gains of approximately $53,000 ($37,000 net of tax) related to natural gas hedging transactions of which gains of $72,000 were realized and losses of $19,000 were unrealized. Any hedge ineffectiveness, which is currently immaterial, is immediately recognized in other income. At October 31, 2002, the company's open hedge position totaled 450,000 Mcf covering the months of December 2002 through March 2003 at an average price of $4.12 per Mcf. The hedge represented approximately 100% of the company's estimated gas production for those months. Subsequently, hedges for all months except March 2003 (110,000 Mcf at $4.07) were closed and a $129,000 gain was realized.

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

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company's stock for the period. The assumed exercise of stock options would increase the weighted average shares outstanding from 3,245,000 to 3,316,000 in 2002, 3,110,000 to 3,271,000 in 2001, and from
2,981,000 to 3,175,000 in 2000.

Impact of New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. This statement is effective for fiscal years beginning after June 15, 2002. The effect of this standard on the company's results of operations and financial position is not expected to be material.

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

Years Ended October 31  2002              2001                2000
--------------------------------------------------------------------------
                           Weighted           Weighted           Weighted
                 Number    Average   Number   Average    Number  Average
                   of      Exercise    of     Exercise    of     Exercise
                 Options    Price    Options   Price    Options    Price
--------------------------------------------------------------------------
Outstanding at   295,000   $ 3.66     366,667   $ 2.33   361,667   $ 2.10
 beginning
 of year
  Granted         15,000     8.35     125,000     4.90    45,000     4.55
  Exercised     (114,100)    2.01    (196,667)    1.97   (20,000)    1.94
  Cancelled
   or forfeited (100,000)    4.88        -         -     (20,000)    1.63
-------------------------------------------------------------------------
Outstanding
 at end of year   95,900   $ 5.07     295,000   $ 3.66   366,667   $ 2.33
=========================================================================

Options are exercisable at weighted average exercise prices as follows: 57,566 in 2002 at $4.56; 22,084 in 2003 at $4.95; 8,750
in 2004 at $5.90; 3,750 in 2005 at $8.35; and 3,750 in 2006 at
$8.35. Options expire with weighted average exercise prices as follows: 13,000 in 2004 at $3.19, 42,900 in 2005 at $4.53,
25,000 in 2006 at $5.00, and 15,000 in 2007 at $8.35. The
weighted average remaining contractual life of options outstanding at October 31, 2002 is 3.0 years.

Under current accounting rules the company has elected to follow APB 25 for recognizing the costs associated with employee stock options, and is only subject to the disclosure items of FASB 123. Had compensation cost been recorded under FASB 123, net income and per share amounts for 2002 would have been $1,179,000, or $.36 per share basic and $.36 per share diluted, for 2001 would have been $1,872,000, or $.60 per share basic and $.57 per share diluted, and for 2000 would have been $1,257,000, or $.42 per share basic and $.40 per share diluted. For the purpose of this disclosure, the fair value of each option granted was $3.75 in 2002, $2.41 in 2001 and $2.26 in 2000. All options were granted with an exercise price equal to the market price on the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 53% in 2002, 58% in 2001 and 48% in 2000, a risk-free interest rate of 4% in 2002 and 6% for 2001 and 2000, no expected dividends, and an expected term of 5 years.

(3)  COMMITMENTS

The company leases office facilities under a five year lease agreement which was amended to extend the lease term for an additional five years effective May 1, 2001. The lease agreement requires payments of $42,000 in 2003 through 2005 and $21,000 in 2006. Total rental expense in fiscal 2002 was $42,000, $43,000 in 2001 and $46,000 in 2000. The company has no capital leases and no other operating lease commitments.


(4)  INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. At October 31, 2002, the company had $363,000 of statutory depletion carry forward for tax return purposes and $70,000 for financial statement purposes.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31            2002        2001        2000
--------------------------------------------------------------
Current                      $  95,000   $ 291,000   $ 369,000
Deferred                       379,000     527,000     181,000
--------------------------------------------------------------

                             $ 474,000   $ 818,000   $ 550,000
==============================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31            2002        2001        2000
--------------------------------------------------------------
Federal statutory
 income tax rate                   34%         34%         34%
State income taxes                  2           2           3
Percentage depletion               (9)         (7)         (8)
--------------------------------------------------------------

                                   27%         29%         29%
==============================================================

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 2002 and 2001 are as follows:

October 31                                   2002         2001
--------------------------------------------------------------
Deferred tax assets:
  Gain on property sales              $   334,000  $   371,000
--------------------------------------------------------------

  Total deferred tax assets               334,000      371,000
--------------------------------------------------------------

Deferred tax liabilities:
  Intangible drilling, leasehold
   and other exploration costs
   capitalized for financial
   reporting purposes but
   deducted for tax purposes           (2,436,000)  (2,133,000)
  State taxes and other                  (212,000)    (173,000)
--------------------------------------------------------------

  Total deferred tax liabilities       (2,648,000)  (2,306,000)
--------------------------------------------------------------

Net deferred tax liability            $(2,314,000) $(1,935,000)
==============================================================

(5)  EXCLUSIVE LICENSE AGREEMENT OBLIGATION

On September 1, 2000, the company acquired an unrestricted, exclusive license for recently patented technology. The initial license term is ten years and includes an option to extend the term to the remaining life of the patents. The licensor will receive a net 8.3% carried interest in any installation of the technology. The license purchase price is $1,115,000, of which $380,000 has been paid. The balance, which is due in seven remaining annual increments of $105,000, is recorded at 10% present value. The related assets are being amortized over 10 years on a straight-line basis. If the option to extend the license after the initial ten-year term is exercised, the cost will be $94,000 per year to the expiration of the last patent.

(6)  SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                                 2002          2001          2000
---------------------------------------------------------------------------
Unproved properties not being
 amortized                          $ 1,690,000   $ 1,549,000   $ 1,601,000
Properties being amortized           18,027,000    16,080,000    13,374,000
Accumulated depreciation,
 depletion and amortization         (10,040,000)   (8,960,000)   (8,240,000)
---------------------------------------------------------------------------

Total capitalized costs             $ 9,677,000   $ 8,669,000   $ 6,735,000
===========================================================================

Acquisition, Exploration and Development Costs Incurred

Years Ended October 31                     2002          2001          2000
---------------------------------------------------------------------------
Property acquisition costs net
  of divestiture proceeds:
    Proved                          $      -      $      -      $      -
    Unproved                             14,000        87,000      (315,000)
Exploration costs                     2,007,000     2,481,000     1,289,000
Development costs                        67,000        86,000       329,000
---------------------------------------------------------------------------

Net costs incurred                  $ 2,088,000   $ 2,654,000   $ 1,303,000
===========================================================================

Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Duke Energy 40% in 2002, 30% in 2001, and 10% in 2000; Enogex, Inc. 15% in 2001
and 11% in 2000; Ultramar Diamond Shamrock 15% in 2000; GPM Gas Corporation 17% in 2000.

Oil and Gas Reserve Data (Unaudited)

In 2002, 2001, and 2000, independent petroleum engineers estimated proved reserves for the company's significant properties which represented approximately 63% in each year of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $26.76, $20.61 and $31.82 per barrel for oil and $3.74, $2.87 and $4.33 per Mcf for gas in 2002, 2001 and 2000, respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------

Total estimated proved reserves and the changes therein are set forth below for the indicated fiscal year.

                         2002                 2001                 2000
-----------------------------------------------------------------------------
                  Gas(Mcf)  Oil(bbls)  Gas(Mcf)  Oil(bbls)  Gas(Mcf) Oil(bbls)
-----------------------------------------------------------------------------
Proved reserves:
 Balance,
 November 1       9,121,000  330,000  7,413,000  373,000   6,683,000  321,000
 Revisions of
  previous
   estimates       (239,000)  20,000     82,000   (9,000)    169,000   28,000
 Extensions and
  discoveries     1,715,000   28,000  2,404,000    5,000   1,206,000   63,000
 Purchases of
  reserves
  in place          141,000     -        22,000    5,000      36,000     -
 Sales of
  reserves
  in place          (25,000)  (4,000)      -        -        (13,000)    -
 Production      (1,298,000) (37,000)  (800,000) (44,000)   (668,000) (39,000)
-----------------------------------------------------------------------------

 Balance,
  October 31      9,415,000  337,000  9,121,000  330,000   7,413,000  373,000
=============================================================================

Proved developed reserves:

 Beginning
  of period      8,249,000   296,000   6,511,000  340,000  5,704,000  287,000
=============================================================================

 End of period   8,459,000   298,000   8,249,000  296,000  6,511,000  340,000
=============================================================================

The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated fiscal year.

                                           2002           2001           2000
-----------------------------------------------------------------------------
Future cash inflows                $ 44,244,000   $ 32,952,000   $ 43,981,000
Future production and
 development costs                  (14,469,000)   (11,109,000)   (12,506,000)
Future income tax expense            (6,552,000)    (4,589,000)    (7,142,000)
-----------------------------------------------------------------------------
Future net cash flows                23,223,000     17,254,000     24,333,000
10% discount factor                  (9,157,000)    (6,294,000)    (9,877,000)
-----------------------------------------------------------------------------
Standardized measure of
 discounted future net cash flows  $ 14,066,000   $ 10,960,000   $ 14,456,000
=============================================================================

The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated fiscal year.

                                           2002           2001           2000
-----------------------------------------------------------------------------
Balance, November 1                $ 10,960,000   $ 14,456,000   $  7,924,000
Sales of oil and gas produced,
 net of production costs             (3,407,000)    (4,028,000)    (2,037,000)
Net changes in prices, production
 and development costs                3,587,000     (8,661,000)     5,910,000
Extensions and discoveries, net of
 future development and production
 costs                                3,039,000      4,132,000      3,194,000
Revisions of quantity
 estimates, timing, and other          (218,000)     1,883,000        964,000
Purchases of reserves in place          320,000        110,000         93,000
Sales of reserves in place             (122,000)          -           (34,000)
Accretion of discount                 1,096,000      1,446,000        792,000
Net change in income taxes           (1,189,000)     1,622,000     (2,350,000)
-----------------------------------------------------------------------------

Balance, October 31                $ 14,066,000   $ 10,960,000   $ 14,456,000
=============================================================================

<Audit-Report>

INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES


The Board of Directors and Stockholders
CREDO Petroleum Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                               HEIN + ASSOCIATES LLP


Denver, Colorado
December 24, 2002
</Audit-Report>

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III.


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2002.


ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2002.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's fiscal year 2002.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

3(a)(i)     Articles of Incorporation of CREDO Petroleum
 & 4(a) Corporation (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(ii)    Articles of Amendment of Articles of Incorporation,
             dated March 9, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iii)   Articles of Amendment of Articles of Incorporation,
             dated October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iv)    Articles of Amendment of Articles of Incorporation
             dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(v)     Articles of Amendment of Articles of Incorporation
             dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(vi)    Articles of Amendment of Articles of Incorporation
             dated April 2,1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(a)(vii)   Articles of Amendment of Articles of Incorporation
             dated March 25, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).
3(a)(viii)  Articles of Amendment of Articles of Incorporation dated March 24, 1988 (incorporated by reference to Form 10-K dated October 31, 1989).
3(a)(ix)    Articles of Amendment to Articles of Incorporation
             dated May 11, 1990.

(b)(i)      By-Laws of CREDO Petroleum Corporation, as amended
             May 27, 1981 (incorporated by reference to Form 10-K dated October 31, 1981).
3(b)(ii)    By-Laws of CREDO Petroleum Corporation, as amended
             May 27, 1981 and January 30, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).
3(b)(iii)   By-Laws of CREDO Petroleum Corporation, as amended
             October 30, 1986 (incorporated by reference to
             Form 10-K dated October 31, 1986).
3(b)(iv)    Amendment to Article X of CREDO Petroleum
             Corporation's By-Laws dated March 24, 1988
             (incorporated by reference to the company's
             definitive proxy dated February 5, 1988).
4(i)        Shareholders' Rights Plan, dated April 11, 1989.
4(ii) Amendment to Shareholders' Rights Plan, dated February 24, 1999 (incorporated into Part II of the company's Form 10-QSB dated January 31, 1999).
10(a)       CREDO Petroleum Corporation Non-qualified Stock
             Option Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b)       CREDO Petroleum Corporation Incentive Stock Option
             Plan, dated October 2, 1981 (incorporated by
             reference to the company's definitive proxy
             statement, dated January 22, 1982).
10(b)       CREDO Petroleum Corporation 1997 Stock Option Plan
             (incorporated by reference to Form 10-KSB dated
             October 31, 1998).
10(c)       Model of Director and Officer Indemnification
             Agreement provided for by Article X of CREDO
             Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
10(d)       CPC Exclusive License Agreement, dated
             September 1, 2000 (incorporated by reference to
             Form 10-KSB dated October 31, 2000).
10(e)       CREDO Petroleum Corporation 1997 Stock Option Plan,
             as amended and restated effective October 25, 2001 (incorporated by reference to Form 10-KSB dated October 31, 2001).
21          CREDO Petroleum Corporation (a Colorado corporation)
             and its subsidiaries SECO Energy Corporation
             (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.
99.1        Certification by Chief Executive Officer under
             Section 906 of the Sarbanes-Oxley Act
             (18 U.S.C. Section 1350) (Filed herewith)
99.2        Certification by Chief Financial Officer under
             Section 906 of the Sarbanes-Oxley Act
             (18 U.S.C. Section 1350) (Filed herewith)

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the last
             quarter of the period covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c). "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by the company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for these purposes as of the date of the evaluation.

There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CREDO PETROLEUM CORPORATION


                       By: /s/ James T. Huffman
                          -----------------------------
                          James T. Huffman,
                          Chief Executive Officer
                          (Principal Executive Officer)


                       By: /s/ John A. Alsko
                          -----------------------------
                          John A. Alsko
                          Vice President and
                          Chief Financial Officer
                          (Principal Financial
                           and Accounting Officer)


Date:  January 23, 2003




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Date               Signature                Title
----------------  -----------------------   -----------------

January 23, 2003  /s/ William N. Beach      Director
                  -----------------------
                      William N. Beach


January 23, 2003  /s/ Clarence H. Brown    Director
                  -----------------------
                      Clarence H. Brown


January 23, 2003  /s/ Oakley Hall          Director
                  -----------------------
                      Oakley Hall


January 23, 2003  /s/ James T. Huffman     Chairman of the Board,
                  -----------------------  President, Treasurer
                      James T. Huffman


January 23, 2003  /s/ William F. Skewes    Director,
                  -----------------------  Corporate
                      William F. Skewes    Secretary,
                                           General Counsel


January 23, 2003  /s/ Richard B. Stevens   Director
                  -----------------------
                      Richard B. Stevens

                         CERTIFICATIONS

I, James T. Huffman, Chief Executive Officer of CREDO Petroleum
Corporation, certify that:

1.  I have reviewed this annual report on Form 10-KSB of CREDO
Petroleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 23, 2003

                         /s/ James T. Huffman
                         -----------------------------
                             James T. Huffman
                             Chief Executive Officer

I, John A. Alsko, Vice President and Chief Financial Officer of
CREDO Petroleum Corporation, certify that:

1.  I have reviewed this annual report on Form 10-KSB of CREDO
Petroleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 23, 2003

                         /s/ John A. Alsko
                         -----------------------------
                             John A. Alsko
                             Vice President and
                             Chief Financial Officer

                      INDEX TO EXHIBITS

Exhibit No.     Description


99.1            Certification by Chief Executive Officer under
                Section 906 of the Sarbanes-Oxley Act
                (18 U.S.C. Section 1350)

99.2            Certification by Chief Financial Officer under
                Section 906 of the Sarbanes-Oxley Act
                (18 U.S.C. Section 1350)