Form 10QSB
period 2003-01-31
CREDO PETROLEUM CORP
filed 2003-03-17
CIK 277924

_______________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

               For Quarter Ended January 31, 2003

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of February 28, 2003: Common stock, $.10 par value - 3,280,000
                    Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

               For Quarter Ended January 31, 2003

_______________________________________________________________

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
  As of January 31, 2003 (Unaudited) and October 31, 2002

Consolidated Statements of Operations and Changes in
  Retained Earnings (Unaudited) For the Three Month Period
  Ended January 31, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited)
  For the Three Month Period Ended January 31, 2003
  and 2002

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

           ___________________________________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the company's results for the periods presented. These consolidated financial statements should be read in conjunction with the company's Form 10-KSB for the fiscal year ended October 31, 2002.


                        CREDO PETROLEUM CORPORATION
                        Consolidated Balance Sheets

                                A S S E T S

                                             January 31,      October 31,
                                                2003             2002
                                            ------------     ------------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                 $  1,296,000     $  1,324,000
  Short term investments                       5,742,000        5,586,000
  Receivables:
    Trade                                        696,000          577,000
    Accrued oil and gas sales                    735,000          535,000
    Other                                        220,000          390,000
                                            ------------     ------------
                                               8,689,000        8,412,000
                                            ------------     ------------

OIL AND GAS PROPERTIES, net,
 using full cost method:
  Unevaluated                                  1,920,000        1,690,000
  Evaluated                                    9,034,000        7,987,000
                                            ------------     ------------
                                              10,954,000        9,677,000
                                            ------------     ------------

EXCLUSIVE LICENSE AGREEMENT, net of
  accumulated amortization of $170,000
  in 2003 and $152,000 in 2002                   530,000          548,000

OTHER, net                                       157,000          174,000
                                            ------------     ------------

                                            $ 20,330,000     $ 18,811,000
                                            ============     ============

  L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                          $  2,249,000     $  1,733,000
  Income taxes payable                           230,000           49,000
                                            ------------     ------------
                                               2,479,000        1,782,000
                                            ------------     ------------

DEFERRED INCOME TAXES                          2,421,000        2,314,000

EXCLUSIVE LICENSE OBLIGATION,
 less current portion of $48,000                 408,000          408,000

ASSET RETIREMENT OBLIGATION                      181,000             -

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value,
   5,000,000 shares authorized,
   none issued                                      -                -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   3,678,000 shares issued                       367,000          367,000
  Capital in excess of par value               6,453,000        6,453,000
  Retained earnings                            8,894,000        8,209,000
  Other comprehensive income (loss)             (113,000)          37,000
  Treasury stock, at cost, 399,000 shares
    in 2003 and 398,000 shares in 2002          (760,000)        (759,000)
                                            ------------     ------------
                                              14,841,000       14,307,000
                                            ------------     ------------

                                            $ 20,330,000     $ 18,811,000
                                            ============     ============

                          See accompanying notes.


                        CREDO PETROLEUM CORPORATION
           Consolidated Statements of Operations And Changes in
                       Retained Earnings - Unaudited

                                                   Three Months Ended
                                                       January 31,
                                                   2003           2002
                                               -----------    -----------
REVENUES:
  Oil and gas sales                            $ 1,589,000    $ 1,046,000
  Operating                                        126,000        126,000
  Investment income and other                       76,000          9,000
                                               -----------    -----------
                                                 1,791,000      1,181,000
                                               -----------    -----------

COSTS AND EXPENSES:
  Oil and gas production                           327,000        360,000
  Depreciation, depletion and
    amortization                                   321,000        266,000
  General and administrative                       278,000        243,000
  Interest                                          13,000         12,000
                                               -----------    -----------
                                                   939,000        881,000
                                               -----------    -----------

INCOME BEFORE
 INCOME TAXES AND ACCOUNTING CHANGE                852,000        300,000

INCOME TAXES                                      (239,000)       (90,000)
                                               -----------    -----------

INCOME BEFORE ACCOUNTING CHANGE                    613,000        210,000

CUMULATIVE EFFECT ON PRIOR YEARS OF
 SFAS 143-ACCOUNTING FOR ASSET RETIREMENT
 OBLIGATIONS (NET OF TAXES OF $28,000)              72,000           -
                                               -----------    -----------

NET INCOME                                         685,000        210,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD                            8,209,000      6,927,000
                                               -----------    -----------

RETAINED EARNINGS,
  END OF PERIOD                                $ 8,894,000    $ 7,137,000
                                               ===========    ===========

BASIC INCOME PER SHARE BEFORE
  ACCOUNTING CHANGE                                 $  .19         $  .07

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                 .02            -
                                                    ------         ------

BASIC NET INCOME PER SHARE                          $  .21         $  .07
                                                    ======         ======

DILUTED INCOME PER SHARE BEFORE
 ACCOUNTING CHANGE                                  $  .19         $  .06

CUMULATIVE EFFECT OF A CHANGE IN



 ACCOUNTING PRINCIPLE                                  .02            -
                                                    ------         ------

DILUTED NET INCOME PER SHARE                        $  .21         $  .06
                                                    ======         ======

                          See accompanying notes.


                        CREDO PETROLEUM CORPORATION
           Consolidated Statements of Operations And Changes in
                       Retained Earnings - Unaudited

                                                  Three Months Ended
                                                      January 31,
                                                  2003           2002
                                              -----------    -----------
OPERATING ACTIVITIES:
  Net income                                  $   685,000    $   210,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization      321,000        266,000
    Deferred income taxes                          79,000         86,000
    Cumulative effect on change in
     accounting principle                         (72,000)          -
    Other                                           2,000           -
    Deferred hedging gains                           -           110,000
  Changes in operating assets and liabilities:
    Proceeds from short term investments          724,000      1,006,000
    Purchase of short term investments           (880,000)    (1,283,000)
    Trade receivables                            (119,000)        44,000
    Accrued oil and gas sales                    (200,000)        27,000
    Other                                          20,000        (80,000)
    Accounts payable                              516,000       (147,000)
    Income tax payable                            181,000         70,000
                                              -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES       1,257,000        309,000
                                              -----------    -----------

INVESTING ACTIVITIES:
  Additions to oil and gas properties, net     (1,291,000)      (157,000)
  Changes in other long-term assets                 7,000        (36,000)
                                              -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES          (1,284,000)      (193,000)
                                              -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   (35,000 options in 2002)                          -            68,000
  Purchase of treasury stock
   (100 shares in 2003 and 4,000 in 2002)          (1,000)       (23,000)
                                              -----------    -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              (1,000)        45,000
                                              -----------    -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (28,000)       161,000

CASH AND CASH EQUIVALENTS:
  Beginning of Period                           1,324,000        819,000
                                              -----------    -----------

  End of Period                               $ 1,296,000    $   980,000
                                              ===========    ===========

Supplemental Cash Flow Information:
  Cash paid for income taxes                  $      -       $    20,000
                                              ===========    ===========

                          See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                        January 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

         The company's working capital and cash flow represent a significant capital resource and source of liquidity. At January 31, 2003, working capital was $6,210,000, compared to $6,630,000 at October 31, 2002. Cash flow from operating activities before working capital changes totaled $1,015,000 for the three months, compared to $672,000 from the same period last year.

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

         Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's portfolio was 2% for the three months of fiscal 2003 compared to less than 1% in the same period last year. Relatively low investment returns in 2002 and 2003 compared to prior years are primarily due to market conditions that have limited investment opportunities for the market timers which manage the bulk of the company's investments. Management considers the potential for adverse impact from major unexpected events, such as September 11, 2001, to be the major significant risk to its investment strategies.

         Commitments for future capital expenditures were not material at January 31, 2003. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

         Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. The company periodically hedges the price of its natural gas production when the potential for significant downward price movement is anticipated. Hedging transactions take the form of forward, or "short", selling in the NYMEX futures market, and are closed by purchasing offsetting "long" positions. Such hedges, which are accounted for as cash flow hedges, do not exceed anticipated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed and gains or losses recognized for financial reporting purposes as related production occurs.
However, hedges may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. Such hedges may also be reinstated if the potential for such movement re-occurs or if management concludes that it has misjudged information used to make its decisions. All other futures transactions are accounted for as speculative transactions and gains and losses are immediately recognized.

         At January 31, 2003, open natural gas hedge positions totaled 110 MMcf covering the month of March 2003 at an average price of 4.07 per Mcf. Subsequent to first quarter-end, the hedge was closed at expiration of the March contract and a loss of $558,000, or $5.07 per Mcf, was incurred. The futures market loss will be fully, or substantially, offset by the increase in Index cash prices in the market areas to which the hedge related. For March, the Index cash price in those market areas was approximately $8.50 Mcf.

         The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income (Loss) on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. At January 31, 2003, a net deferred loss of approximately $157,000 ($113,000 net of tax) related to natural gas hedging transactions was accumulated in Other Comprehensive Income (Loss) of which $167,000 in unrealized deferred losses were offset by $10,000 in realized deferred gains.

         The following table sets forth the components of Comprehensive Income for each of the periods presented:

                                          Three Months Ended
                                              January 31,
                                           2003         2002
                                        ----------   ----------
     Net Income                         $  685,000   $  210,000
     Other comprehensive income,
      net of tax:
       Change in fair value of
        futures contracts used
        for natural gas hedging           (150,000)     187,000
                                        ----------   ----------
     Comprehensive income               $  535,000   $  397,000
                                        ==========   ==========

         Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

               Three Months        Three Months
                 Ended                Ended
            January 31, 2003     January 31, 2002    Percent  Percent
            ----------------     ----------------     Volume   Price
Product      Volume   Price       Volume   Price      Change   Change
-------     -------  -------     -------  -------     ------   ------
Gas (Mcf)   313,000  $ 4.31(1)   290,600  $ 3.02(2)    +  8%   + 43%
Oil (bbls)    9,200  $26.25        9,600  $17.33       -  4%   + 51%
____________________________
(1) Includes $.36 Mcf hedging gain.
(2) Includes $.64 Mcf hedging gain.

         The company's growth strategy focuses on two core projects--drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope gas recovery technology.

         Anadarko Shelf Drilling Program. The company's drilling program centers on its 12,000 gross acre Sand Creek Prospect and its 3,000 gross acre Two Springs Project, both located in Harper and Ellis Counties, Oklahoma. Drilling targets the Morrow and Chester sands from 7,400 to 7,600 feet. In addition, the company has recently completed three wells on other prospects located in northwest Oklahoma.

         In total, 14 wells have been drilled on the prospects of which three wells were dry holes. One well is currently drilling and eight additional wells are scheduled. Six of these wells will be drilled as soon as practical based on rig availability and various state regulatory approvals. The company is operator of most of the wells and, with minor exceptions, owns interests ranging from 30% to 40%.

         The Hudson Trust #1 well located on the Sand Creek Prospect commenced pipeline sales in mid-February from Morrow sands totaling 14 feet. The naturally completed well (without acid or fracture treatments) produced at an initial rate of 1.5 million cubic feet of gas per day (MMcfgd), six barrels of condensate, and one barrel of water. Production has since declined to 500 thousand cubic feet of gas per day (Mcfgd) indicating that fracture stimulation will be required to optimize the production rate.

         About one mile east of the Hudson Trust #1 well, the company is currently drilling the Arley #1 well. The well targets the Morrow sands at 7,400 feet.

         The Pittman #1 well encountered 11 feet of Morrow sand and, after fracture stimulation, was placed on production in late
January at an initial rate of 1.0 MMcfgd. Although the company owns a very small interest in the well, it provided significant data about the area.

         Elsewhere on the Sand Creek prospect, the Hudson #1 well, located about one mile north of the Hudson Trust #1 well, produced water during testing and will be plugged. The well, which appeared to be productive based on electric logs and drilling data, apparently encountered a fracture system that caused water migration into the Morrow zones.

         On the Two Springs Prospect, the Wills #1-10 well commenced pipeline sales in late January from a Morrow sand totaling seven feet. The naturally completed well produced at an initial rate of 800 Mcfgd. Completion information indicated substantial depletion in the Morrow sand, however, there is an up-hole zone that appears productive on electric logs and will be opened once Morrow production becomes uneconomic.

         Elsewhere on the Two Springs Prospect, the Brown #1 well encountered nine feet of Morrow sand and, after fracture stimulation, commenced pipeline sales in mid-February at an initial rate of 300 Mcfgd.

         In other areas of northwest Oklahoma, the company has participated in drilling three wells. In Beaver County, the company participated for a 15% interest in the 8,100-foot Wilkerson #2 well. The well encountered 36 feet of Chester limestone. It has been completed for production and should be connected to pipeline sales shortly. During testing, the well produced at an approximate rate of 3.0 MMcfgd. The company has participated in two other wells that electric logs indicate are productive. Both wells are classified as "tight holes" due to competitive leasing situations. One of the wells is connected to the pipeline and is awaiting results of fracture stimulation.
The company owns a 37.5% interest in the well. The other well is awaiting both pipeline connection and completion for production. The company owns a 30% interest in the well.

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

         The company has recently installed its patented Calliope gas recovery system on two of the nine wells acquired for such applications late last year. Calliope was installed on the 11,100-foot Fee #37 well located in Hemphill County, Texas in mid-February. The well has produced 8.0 billion cubic feet of gas (Bcfg) and had been dead for about a year. Calliope immediately restored daily production to 250 Mcfg and six barrels of condensate, and added approximately 500 MMcfg to recoverable reserves. At today's gas prices, the reserves have a gross value of about $3,000,000. CREDO owns an approximate 80% working interest and is the operator.

         In early March, Calliope was installed on the 12,400-foot Horn #1 well located in Grady County, Oklahoma. The well has produced 12.9 Bcfg and had been dead for three years. Prior to being shut-in, the well apparently experienced a packer leak and soap was used to stimulate production. Both compromised the permeability of the reservoir. Nevertheless, Calliope immediately restored production to approximately 160 Mcfg per day and production is increasing as the well appears to be "cleaning-up" from the previous reservoir damage. Additional reserves added by Calliope could range up to 1.0 Bcfg depending on how the reservoir ultimately cleans-up. At today's prices,
1.0 Bcfg has a gross value of about $6,000,000. CREDO owns an approximate
80% working interest and is the operator.

         Work will commence next week to install Calliope on the 12,300-foot Meacham #1 well located in Custer County, Oklahoma. The well has produced 20 Bcfg and 322,000 barrels of oil, and is currently producing minor amounts of gas. Calliope reserves are expected to exceed 1.0 Bcfg. CREDO owns an approximate 60% working interest in the well and is the operator.

         The company is also considering installing Calliope on its 18,400-foot Green Estate well located in Beckham County,
Oklahoma. The well has produced 28.8 Bcfg and is currently dead. Testing and well data indicate that significant reservoir damage was caused by a previous workover. Thus, Calliope production could be significantly compromised. However, based on expected gas prices, estimated remaining reserves of over 1.0 Bcfg, and the potential for Calliope to clean-up the reservoir damage, an installation may be performed. The Green Estate would also provide the opportunity to test and operate Calliope at a new record depth. CREDO owns a 65% working interest in the well and is the operator.

CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The company adopted SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000). For the three months ended January 31, 2003, the company recognized $2,000 of accretion on the liability and a decrease of $5,000 in depletion expense as a result of adopting SFAS No. 143.

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

RESULTS OF OPERATIONS

Quarter Ended January 31, 2003 Compared to Quarter Ended
January 31, 2002

         For the quarter ended January 31, 2003, net income rose 226% to a record $685,000 compared to $210,000 for the same quarter last year. Higher net income resulted primarily from an increase in product prices, higher production volumes, and a one-time (after taxes) credit of $72,000 for the cumulative effect of adopting Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations."

         Total revenues rose 52% to $1,791,000 in the first quarter compared to $1,181,000 for the same quarter last year. Oil and gas sales rose 52% to $1,589,000 compared to $1,046,000 last year. Refer to the table on page 7 for details of oil and gas prices and volumes for the applicable periods. Net wellhead natural gas prices rose 66% to $3.95 per Mcf compared to $2.38 last year. Hedging transactions increased first quarter price realizations $.36 per Mcf, or 9%, compared to $.64, or 27%, last year. As a result, total natural gas price realizations were $4.31 per Mcf compared to $3.02 last year. Net wellhead prices for oil rose 51% to $26.25 per barrel compared to $17.33 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $459,000. Gas volumes increased 8% and oil volumes fell 4%. The net effect of volume changes was to increase oil and gas sales $84,000.
Operating income remained comparable between the two periods. Investment income increased to $76,000 in the first quarter compared to $9,000 last year due to improved performance from certain market timers.

         Total costs and expenses increased 7% to $939,000 in the first quarter of 2003 compared to $881,000 last year. Oil and gas production expenses fell 9% due primarily to the cost of a major well workover included in last year. Depreciation, depletion and amortization increased 21% primarily due to an increase in the amortizable full cost pool base. General and administrative expenses increased 14% due to inflationary pressures. Interest expense primarily relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in the current quarter and 30% last year.

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



Date:  March 14, 2003      By:  /s/ James T. Huffman
                               ----------------------------
                               James T. Huffman
                               President and
                               Chief Executive Officer
                              (Principal Executive Officer)


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

                     /s/ James T. Huffman
                     --------------------------------
                         James T. Huffman
                         Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

                     /s/ John A. Alsko
                     --------------------------------
                         John A. Alsko
                         Vice President and
                         Chief Financial Officer