Form 10QSB
period 2003-04-30
CREDO PETROLEUM CORP
filed 2003-06-16
CIK 277924

________________________________________________________________




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                For Quarter Ended April 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31, 2003: Common stock, $.10 par value - 3,945,000
                  Preferred stock, no par value - None issued

________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended April 30, 2003

________________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
  As of April 30, 2003 (Unaudited) and October 31, 2002

Consolidated Statements of Earnings and Changes in Retained
Earnings (Unaudited)
  For the Six and Three Month Periods Ended April 30, 2003
  and 2002

Consolidated Statements of Cash Flows (Unaudited)
  For the Six Month Periods Ended April 30, 2003 and 2002

Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Certifications



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on March 13, 2003. The following matters, as described more fully in the company's Proxy Statement, were approved by the shareholders:

  (1)  The following Class II nominees for director were elected:

                                  For           Withhold
                                  ---           --------
       Clarence H. Brown       2,789,063          6,519
       James T. Huffman        2,717,719         77,863

  (2) Hein + Associates LLP was approved as the independent auditors of the Company for the fiscal year 2003. The shareholders voted 2,776,973 for and 2,560 against this appointment, with 16,049 abstentions.

     There were 484,542 non-votes for each matter voted upon.

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

          ____________________________________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the company's results for the periods presented. Certain reclassifications have been made to prior period amounts with no effect on net income. These consolidated financial statements should be read in conjunction with the company's Form 10-KSB for the fiscal year ended October 31, 2002.

                   CREDO PETROLEUM CORPORATION
                   Consolidated Balance Sheets

                           A S S E T S

                                     April 30,    October 31,
                                       2003          2002
                                  -------------  ------------
                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents       $  1,662,000   $  1,324,000
  Short term investments             5,258,000      5,586,000
  Receivables:
   Trade                               569,000        577,000
   Accrued oil and gas sales           849,000        535,000
   Other                               202,000        390,000
                                  ------------   ------------
                                     8,540,000      8,412,000
                                  ------------   ------------


OIL AND GAS PROPERTIES, net,
 using full cost method:
  Unevaluated                        2,495,000      1,690,000
  Evaluated                          9,500,000      7,987,000
                                  ------------   ------------
                                    11,995,000      9,677,000
                                  ------------   ------------

EXCLUSIVE LICENSE AGREEMENT,
 net of accumulated amortization
 of $187,000 in 2003 and
 $152,000 in 2002                      513,000        548,000

OTHER, net                             145,000        174,000
                                  ------------   ------------

                                  $ 21,193,000   $ 18,811,000
                                  ============   ============

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                        E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                $  2,239,000   $  1,733,000
  Income taxes payable                  43,000         49,000
                                  ------------   ------------
                                     2,282,000      1,782,000
                                  ------------   ------------

DEFERRED INCOME TAXES                2,848,000      2,314,000

EXCLUSIVE LICENSE OBLIGATION,
 less current portion of $48,000       408,000        408,000

ASSET RETIREMENT OBLIGATION            199,000           -

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without par
   value, 5,000,000 shares
   authorized, none issued                -              -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   4,334,000 shares issued in 2003
   and 3,678,000 issued in 2002        433,000        367,000
  Capital in excess of par value
   including $6,211,000 related
   to 20% stock dividend in 2003    12,664,000      6,453,000
  Retained earnings, net of
   $6,277,000 related to
   20% stock dividend in 2003        3,119,000      8,209,000
  Other comprehensive income              -            37,000
  Treasury stock, at cost,
   399,000 shares in 2003 and
   398,000 shares in 2002             (760,000)      (759,000)
                                  ------------   ------------
                                    15,456,000     14,307,000
                                  ------------   ------------

                                  $ 21,193,000   $ 18,811,000
                                  ============   ============

                     See accompanying notes.

                        CREDO PETROLEUM CORPORATION
             Consolidated Statements of Earnings And Changes in
                       Retained Earnings - Unaudited

                         Six Months   Six Months    Quarter      Quarter
                           Ended        Ended        Ended        Ended
                          April 30     April 30     April 30     April 30
                            2003         2002         2003         2002
                         ----------   ----------   ----------   ----------
REVENUES:
  Oil and gas sales      $3,034,000   $2,177,000   $1,445,000   $1,131,000
  Operating                 251,000      242,000      125,000      116,000
  Investment income
   and other                190,000       74,000      114,000       65,000
                         ----------   ----------   ----------   ----------
                          3,475,000    2,493,000    1,684,000    1,312,000
                         ----------   ----------   ----------   ----------

COSTS AND EXPENSES:
  Oil and gas
   production               692,000      658,000      365,000      298,000
  Depreciation,
   depletion and
   amortization             605,000      558,000      282,000      292,000
  General and
   administrative           606,000      485,000      328,000      242,000
  Interest                   23,000       25,000       12,000       13,000
                         ----------   ----------   ----------   ----------
                          1,926,000    1,726,000      987,000      845,000
                         ----------   ----------   ----------   ----------

INCOME BEFORE
 INCOME TAXES AND
 ACCOUNTING CHANGE        1,549,000      767,000      697,000      467,000

INCOME TAXES               (434,000)    (230,000)    (195,000)    (140,000)
                         ----------   ----------   ----------   ----------

INCOME BEFORE
 ACCOUNTING CHANGE        1,115,000      537,000      502,000      327,000

CUMULATIVE EFFECT ON
 PRIOR YEARS OF
 SFAS 143-ACCOUNTING
 FOR ASSET RETIREMENT
 OBLIGATIONS (NET OF
 TAXES OF $28,000)           72,000         -            -            -
                         ----------   ----------   ----------   ----------

NET INCOME                1,187,000      537,000      502,000      327,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD      8,209,000    6,927,000    8,894,000    7,137,000

20% STOCK DIVIDEND       (6,277,000)        -      (6,277,000)        -
                         ----------   ----------   ----------   ----------

RETAINED EARNINGS,
 END OF PERIOD           $3,119,000   $7,464,000   $3,119,000   $7,464,000
                         ==========   ==========   ==========   ==========

BASIC INCOME PER
 SHARE BEFORE
 ACCOUNTING CHANGE           $  .28       $  .14       $  .13       $  .08

CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING
 PRINCIPLE                      .02          -            -            -
                             ------       ------       ------       ------

BASIC NET INCOME
 PER SHARE                   $  .30       $  .14       $  .13       $  .08
                             ======       ======       ======       ======

DILUTED INCOME PER SHARE
 BEFORE ACCOUNTING CHANGE    $  .28       $  .14       $  .13       $  .08

CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING
 PRINCIPLE                      .02          -            -            -
                             ------       ------       ------       ------

DILUTED NET INCOME
 PER SHARE                   $  .30       $  .14       $  .13       $  .08
                             ======       ======       ======       ======


                           See accompanying notes.

                         CREDO PETROLEUM CORPORATION
              Consolidated Statements of Cash Flows - Unaudited

                                                    Six Months Ended
                                                        April 30,
                                               --------------------------
                                                   2003          2002
                                               -----------   ------------
OPERATING ACTIVITIES:
  Net income                                   $ 1,187,000   $    537,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, depletion and amortization       605,000        558,000
    Deferred income taxes                          506,000         95,000
    Cumulative effect on change in accounting
     principle                                     (72,000)          -
  Changes in operating assets and liabilities:
    Proceeds from short term investments         1,046,000      3,276,000
    Purchase of short term investments            (718,000)    (3,710,000)
    Trade receivables                                8,000         54,000
    Accrued oil and gas sales                     (314,000)      (107,000)
    Other                                          151,000         45,000
    Accounts payable                               506,000         92,000
    Income tax payable                              (6,000)       (84,000)
                                               -----------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES        2,899,000        756,000
                                               -----------   ------------

INVESTING ACTIVITIES:
  Additions to oil and gas properties, net      (2,569,000)      (709,000)
  Changes in other long-term assets                  9,000        (48,000)
                                               -----------   ------------

NET CASH USED IN INVESTING ACTIVITIES           (2,560,000)      (757,000)
                                               -----------   ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   (75,000 options in 2002)                           -           145,000
  Purchase of treasury stock
   (100 shares in 2003 and 4,400 in 2002)           (1,000)       (25,000)
                                               -----------   ------------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                               (1,000)       120,000
                                               -----------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS              338,000        119,000

CASH AND CASH EQUIVALENTS:
  Beginning of Period                            1,324,000        819,000
                                               -----------   ------------

  End of Period                                $ 1,662,000   $    938,000
                                               ===========   ============

Supplemental Cash Flow Information:
  Cash paid for income taxes                   $      -      $     50,000
                                               ===========   ============

                           See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         April 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At April 30, 2003, working capital was $6,258,000, compared to $6,630,000 at October 31, 2002. Cash flow from operating activities before working capital changes totaled $2,226,000 for the six months, compared to $1,190,000 from the same period last year.

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

     Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's portfolio was 4% for the first half of fiscal 2003 compared to 1% in the same period last year. Relatively low investment returns in 2002 and 2003 compared to prior years are primarily due to market conditions that have limited investment opportunities for the market timers which manage the bulk of the company's investments. Management considers the potential for adverse impact from major unexpected events, such as September 11, 2001, to be the major significant risk to its investment strategies.

     Commitments for future capital expenditures were not material at April 30, 2003. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     The company had a futures market net loss of $548,000 in the second quarter resulting primarily from the closing of the March
2003 natural gas hedge position of 110 MMcf at a loss of $558,000, or $5.07 per Mcf. The futures market net loss was substantially offset by the March 2003 Index cash price of approximately $8.50 in the market areas to which the hedge related.

     The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales. At April 30, 2003, there were no open natural gas hedge positions.

     Subsequent to April 30, 2003, the company hedged approximately 50% of its expected production, or 250 MMcf, for the months of July through November 2003 at an average NYMEX price of $6.39 per Mcf. The company expects average gas prices in its market areas to be 15% to 17% below NYMEX prices due to basis differentials and transportation costs.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                           Six Months Ended         Three Months Ended
                               April 30,                 April 30,
                          2003         2002         2003         2002
                      -----------  -----------  -----------  -----------
Net Income            $ 1,187,000  $   537,000  $   502,000  $   327,000
Other comprehensive
 income, net of tax:
  Change in fair
   value of futures
   contracts used for
   natural gas
   hedging                (37,000)    (119,000)     113,000     (306,000)
                      -----------  -----------  -----------  -----------
Comprehensive income  $ 1,150,000  $   418,000  $   615,000  $    21,000
                      ===========  ===========  ===========  ===========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                 Six Months             Six Months     Percent Percent
           Ended April 30, 2003   Ended April 30, 2002  Volume  Price
           --------------------   --------------------
Product      Volume     Price       Volume    Price     Change  Change
-------      ------     -----       ------    -----     ------  ------
Gas (Mcf)    630,700   $ 4.04(1)    620,200  $ 2.96(3)   + 2%    +36%
Oil (bbls)    17,300   $28.27        17,900  $19.06      - 4%    +48%

               Three Months           Three Months     Percent Percent
           Ended April 30, 2003   Ended April 30, 2002  Volume  Price
           --------------------   --------------------
Product      Volume     Price       Volume    Price     Change  Change
-------      ------     -----       ------    -----     ------  ------
Gas (Mcf)    317,700   $ 3.77(2)    329,600  $ 2.90(4)   - 4%    +30%
Oil (bbls)     8,100   $30.55         8,300  $21.06      - 2%    +45%
___________________________________
(1) Includes $.69 Mcf hedging loss.
(2) Includes $1.72 Mcf hedging loss.
(3) Includes $.54 Mcf hedging gain.
(4) Includes $.45 Mcf hedging gain.

     The company's growth strategy focuses on two core projects - drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope gas recovery technology.

     Anadarko Shelf Drilling Program. The company's drilling program centers on its 13,000 gross acre Sand Creek Prospect and its 3,000 gross acre Two Springs Prospect, both located in Harper and Ellis Counties, Oklahoma. Drilling targets Morrow and Chester zones from 7,400 to 7,900 feet. CREDO has recently expanded its acreage ownership in the area by participating in satellite projects operated by other companies.

     In total, 19 wells have been drilled on the two prospects in the last few years, of which 15 were either completed as producers or are awaiting completion. Currently, one well is drilling and 10 wells are projected for drilling. Three of those wells will be drilled in June and July. Both prospects have ample room for additional exploration.

     On the east side of the Sand Creek Prospect, the company participated for a 24% interest in the Easterwood #11-23. The 7,400-foot well encountered 12 feet of Morrow sand and five feet of Chester limestone, both of which produced gas during completion testing. The well is currently awaiting pipeline connection and fracture stimulation.

     Approximately one mile south of the Easterwood #11-23, the company participated in the 7,450-foot Easterwood #6-26 which encountered nine feet of Morrow sand but tested water. The well has been plugged. One mile to the south, the company drilled its 7,550-foot Arley #1-35 which was also plugged.

     Three miles south of the Arley, the company is participating for a 37.5% interest in the Deanna #1-15, which is currently drilling. This well targets Morrow sand at 7,700 feet. The Deanna is the first well on the southeast corner of the Sand Creek Prospect where the company also owns significant interests in several offsetting sections.

     On the west side of the Sand Creek Prospect, the company has participated with a 12% interest in three recent wells. These wells are currently classified as "tight holes", meaning that for proprietary business reasons the company is not releasing drilling information.

     Fifteen miles south of the Sand Creek Prospect, the company has drilled its third well on the Thurmond Prospect. The
Thurmond-State #2-36 encountered 11 feet of Morrow sand, and is currently producing 175 Mcfg (thousand cubic feet of gas) per day. CREDO owns 37.5% and is the operator.

     Three new wells will be drilled beginning in the last week of June. The Gillenwaters #1-34 will be drilled on the Two Springs Prospect as a north step-out to the previously reported Wills #1-3. The well will test Morrow and Chester zones at 7,200 feet. CREDO owns a 28% interest and is the operator.

     On the Sand Creek Prospect, the Derby #1-22 will test Morrow sand at 7,600 feet. This step-out well will be located about one mile west of the recently completed Easterwood #11-23. CREDO is the operator and owns 36%. The Glendena #2-5 will be drilled about one-half mile south of the Glendena #1-5, which has been a prolific producer for the area. The Glendena #2-5 will test Morrow sand at 7,600 feet. The company owns 40% and is the operator.

     In Woods County, Oklahoma, successful drilling is continuing in the South Fork Field. To date, the company has joined for 7% in drilling 13 development wells in the field. The most recent well, the Erickson #3-30, encountered 15 feet of Mississippi dolomite at 5,200 feet which electric logs indicate should be productive. The well is currently awaiting completion.

     In Beaver County, Oklahoma, development drilling is continuing on the company's Traxler property. The previously reported Wilkerson #2-1 encountered 36 feet of Chester limestone at 8,100 feet. For April, daily production averaged 2.3 MMcfg, nine barrels of condensate and minimal water. CREDO owns 15%.

     About three-quarters of a mile southeast of the Wilkerson well, the company is preparing to drill the Ronnie #1-6 to test the Chester formation at 8,100 feet. CREDO owns 45% and will be the operator.

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

     The company recently installed Calliope on four of the nine candidate wells acquired late last year. Previous owners gave up on the wells and all but one had been completely dead for at least a year. Management believes that all of the installations were successful in adding significant, long-lived reserves and immediately restoring production rates to levels that will provide excellent rates of return on investment.

     Calliope's operating depth range was substantially extended with a successful installation on the 18,400-foot Green Estate well located in Beckham County, Oklahoma. Calliope's previous record depth was 12,500 feet. The Green Estate well had produced
28.8 Bcfg and, at the time Calliope was installed, had been dead for three years. Testing and well data indicated that significant reservoir damage was caused by a workover performed by the previous owner. Although the company expected Calliope production to be compromised, it proceeded with the installation in anticipation of strong gas prices and the well's high reserve potential.

     Calliope immediately restored daily production to over 300 Mcfg (thousand cubic feet of gas) and five to seven barrels of condensate and water. Installation cost was approximately $400,000. Reservoir pressure indicates that up to 2.0 Bcfg (billion cubic feet of gas) of remaining gas reserves could be recovered by Calliope (8/8ths basis). CREDO owns a 65% working interest in the well and is the operator.

     Calliope was also recently installed on the 12,300-foot Meacham well located in Custer County, Oklahoma. The well had produced 20.0 Bcfg and 322,000 barrels of oil and was flowing at marginal rates before the installation. During the installation a perforating gun was lost in the hole resulting in a compromised installation. Nevertheless, Calliope increased daily production to 150 Mcfg and two barrels of condensate and water. The cost to install Calliope was approximately $350,000 and it is expected to add about 1.0 Bcfg to gross recoverable reserves. CREDO owns an approximate 80% working interest and is the operator.

     In mid-February Calliope was installed on the 11,100-foot Fee well located in Hemphill County, Texas. The well had produced 8.0 Bcfg and had been dead for about a year. Calliope immediately restored daily production to 250 Mcfg and six barrels of condensate and it has since remained at that level. The installation cost about $150,000 and the company estimates that Calliope added approximately 500 MMcfg (million cubic feet of gas) to gross recoverable reserves. CREDO owns an approximate 78% working interest and is the operator.

     In early March Calliope was installed on the 12,400-foot Horn well located in Grady County, Oklahoma. The well had produced 12.9 Bcfg and had been dead for three years. Prior to being shut-in, the well apparently experienced a packer leak and soap was used to stimulate production, both of which compromised the permeability of the reservoir. Nevertheless, Calliope immediately restored daily production to approximately 180 Mcfg and it has since remained at that level. The installation cost about $280,000. Reservoir pressure indicates that up to 1.0 Bcfg of remaining reserves could be recovered by Calliope (8/8ths basis). CREDO owns a 78% working interest in the well and is the operator.

     Calliope has been more flexible than Management originally expected and it has proven it will work successfully over a broad range of wellbore conditions, including wells with packers and tubing diameters of less than 2.0-inches. The Green Estate application extended Calliope's operating depth range by almost 50% and established its viability in a rigorous deep well application. This is a very important accomplishment because installation and operating complexity increases exponentially as we move into significantly deeper reservoirs.

     The animation portion of the Calliope multimedia project is complete, and the project is currently in the final production stage.

STOCK DIVIDEND

     On March 19, 2003, the company declared a 20% stock dividend to shareholders of record on April 2, 2003. On April 23, 2003, the company issued 656,000 shares of common stock in conjunction with this dividend. Accordingly, the fair value (based on the quoted market price as adjusted) of the additional shares issued of $6,277,000 was charged to retained earnings and credited to common stock and capital in excess of par value. Cash payments were made to shareholders in lieu of fractional shares. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock dividend.

CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The company adopted SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000). For the three and six month periods ended April 30, 2003, the company recognized $2,000 and $4,000, respectively, of accretion expense on the liability and a decrease of $12,000 and $17,000, respectively, in depletion expense as a result of adopting
SFAS No. 143.

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement provides alternative methods of transition for a voluntary change in the method of accounting for stock-based employee compensation to the fair value method. The statement also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 148, annual and interim financial statements are required to have prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. This statement did not have any impact on the consolidated financial statements as the company adopted the disclosure only provisions of SFAS No. 123. Under current accounting rules the company elected to account for its stock-based employee compensation under the intrinsic value method established by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees."

     If compensation expense had been determined in accordance with the provisions of FASB No. 123, the company's net income and per share amounts would have been reported as follows:


                              Six Months Ended       Three Months Ended
                                  April 30,               April 30,
                              2003        2002        2003        2002
                           ----------  ----------  ----------  ----------
Net Income as reported     $1,187,000  $  537,000  $  502,000  $  327,000
Pro forma stock
 compensation expense,
 net of tax                   (24,000)    (36,000)    (12,000)    (18,000)
Pro forma net income       $1,163,000  $  501,000  $  490,000  $  309,000
                           ==========  ==========  ==========  ==========

Basic net income
 per share:
  As reported                 $  0.30     $  0.14     $  0.13     $  0.08
                              =======     =======     =======     =======
  Pro forma                   $  0.29     $  0.13     $  0.13     $  0.08
                              =======     =======     =======     =======

Diluted net income
 per share:
  As reported                 $  0.30     $  0.14     $  0.13     $  0.08
                              =======     =======     =======     =======
  Pro forma                   $  0.29     $  0.13     $  0.13     $  0.08
                              =======     =======     =======     =======

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

RESULTS OF OPERATIONS

Six Months Ended April 30, 2003 Compared to Six Months Ended
April 30, 2002

     For the six months ended April 30, 2003, net income rose
121% to a record $1,187,000 compared to $537,000 last year.
Higher net income resulted primarily from an increase in product prices.

     Total revenues rose 39% to $3,475,000 compared to $2,493,000 last year. Oil and gas sales rose 39% to $3,034,000 compared to $2,177,000 last year. Refer to the table on page 10 for details of oil and gas prices and volumes for the applicable periods.
Net wellhead natural gas prices rose 95% to $4.73 per Mcf compared to $2.42 last year. Hedging transactions reduced first half 2003 price realizations by $.69 per Mcf, or 15%, compared to an increase of $.54 per Mcf, or 22%, last year. As a result, total natural gas price realizations were $4.04 per Mcf compared to $2.96 last year. Net wellhead prices for oil rose 48% to $28.27 per barrel compared to $19.06 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $833,000. The net effect of volume changes was minimal. Operating income increased 4% due to drilling overhead income that was partially offset by the sale of several marginal operated properties. Investment income and other rose 157% to $190,000 compared to $74,000 last year due to improved performance from market timers who manage the bulk of the company's investments.

     Total costs and expenses increased 12% to $1,926,000 in the first half of fiscal 2003 compared to $1,726,000 last year. Oil and gas production expenses rose 5%, or $34,000, due primarily to the additional operating costs associated with production from new wells and Calliope. Depreciation, depletion and amortization increased 8% primarily due to an increase in the amortizable full cost pool base. General and administrative expenses increased 25% due to increases in salaries and wages for accrued bonuses and consulting fees related to the accounting software conversion as well as inflationary pressures. Interest expense primarily relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in the current period and 30% last year.

Quarter Ended April 30, 2003 Compared to Quarter Ended
April 30, 2002

     For the quarter ended April 30, 2003, net income rose 53% to $502,000 compared to $327,000 for the same quarter last year.
Higher net income resulted primarily from an increase in product prices.

     Total revenues rose 28% to $1,684,000 compared to $1,312,000 for the same quarter last year. Refer to the table on page 10 for details of oil and gas prices and volumes for the applicable periods. Net wellhead natural gas prices rose 124% to $5.49 per Mcf compared to $2.45 last year. Hedging transactions reduced second quarter price realizations $1.72 per Mcf, or 31%, compared to an increase of $.45, or 18%, last year. As a result, total natural gas price realizations were $3.77 per Mcf compared to $2.90 last year. Net wellhead prices for oil rose 45% to $30.55 per barrel compared to $21.06 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $364,000. The effect of volume changes was minimal. Operating income increased 8% due to drilling overhead income that was partially offset by the sale of several marginally operated properties. Investment income and other rose 75% to $114,000 compared to $65,000 last year due to improved performance from market timers who manage the bulk of the company's investments.

     Total costs and expenses increased 17% to $987,000 in the second quarter of 2003 compared to $845,000 last year. Oil and gas production expenses rose 22%, or $67,000, due primarily to the additional operating costs associated with production from new wells and Calliope installations. Depreciation, depletion and amortization fell 3% due primarily due to a decrease in production volumes between the periods. General and administrative expenses increased $86,000, or 36%, primarily due to increases in salaries and wages for accrued bonuses and consulting fees related to the conversion of accounting software as well as inflationary pressures. Interest expense relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in the current quarter and 30% last year.

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



Date:  June 13, 2003     By:  /s/ James T. Huffman
                             ------------------------------
                             James T. Huffman
                             President and
                             Chief Executive Officer
                            (Principal Executive Officer)


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

Date:  June 13, 2003

                     /s/ James T. Huffman
                     -----------------------------------
                     James T. Huffman
                     Chief Executive Officer

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

Date:  June 13, 2003

                     /s/ John A. Alsko
                     -----------------------------------
                     John A. Alsko
                     Vice President and
                     Chief Financial Officer