Form 10QSB
period 2003-07-31
CREDO PETROLEUM CORP
filed 2003-09-15
CIK 277924

_______________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For Quarter Ended July 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of
 August 31, 2003:  Common stock, $.10 par value - 3,945,000
                   Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                 For Quarter Ended July 31, 2003

_______________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets
  As of July 31, 2003 (Unaudited) and October 31, 2002

Consolidated Statements of Earnings and Changes in Retained
Earnings (Unaudited)
  For the Nine and Three Month Periods Ended July 31, 2003
  and 2002

Consolidated Statements of Cash Flows (Unaudited)
  For the Nine Month Periods Ended July 31, 2003 and 2002

Management's Discussion and Analysis of Financial
  Condition and Results of Operations



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        31.1 Certification by Chief Executive Officer under
             Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification by Chief Financial Officer under
             Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification by Chief Executive Officer under
             Section 906 of the Sarbanes-Oxley Act
             (18 U.S.C. Section 1350)

        32.2 Certification by Chief Financial Officer under
             Section 906 of the Sarbanes-Oxley Act
             (18 U.S.C. Section 1350)


(b)     Reports on Form 8-K

        On June 18, 2003 CREDO Petroleum Corporation filed a current report on Form 8-K reporting under Item 9 pursuant to
Item 12 that we had issued a press release announcing our second quarter 2003 financial results and updated drilling results.

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

                        CREDO PETROLEUM CORPORATION
                        Consolidated Balance Sheets

                                A S S E T S

                                              July 31,      October 31,
                                                2003           2002
                                            ------------   ------------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                 $  2,316,000   $  1,324,000
  Short term investments                       4,993,000      5,586,000
  Receivables:
    Trade                                        876,000        577,000
    Accrued oil and gas sales                    797,000        535,000
    Other                                        387,000        390,000
                                            ------------   ------------
                                               9,369,000      8,412,000
                                            ------------   ------------
OIL AND GAS PROPERTIES, net,
 using full cost method:
  Unevaluated                                  2,595,000      1,690,000
  Evaluated                                   10,777,000      7,987,000
                                            ------------   ------------
                                              13,372,000      9,677,000
                                            ------------   ------------

EXCLUSIVE LICENSE AGREEMENT,
 net of accumulated amortization of
 $204,000 in 2003 and $152,000 in 2002           495,000        548,000

OTHER, net                                       151,000        174,000
                                            ------------   ------------

                                            $ 23,387,000   $ 18,811,000
                                            ============   ============


                       L I A B I L I T I E S   A N D
                  S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable and accrued costs
   and expenses                             $  3,106,000   $  1,733,000
  Income taxes payable                           133,000         49,000
                                            ------------   ------------
                                               3,239,000      1,782,000
                                            ------------   ------------

DEFERRED INCOME TAXES                          3,017,000      2,314,000

EXCLUSIVE LICENSE OBLIGATION, less
 current portion of $48,000                      408,000        408,000

ASSET RETIREMENT OBLIGATION                      211,000           -

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value,
   5,000,000 shares authorized,
   none issued                                      -              -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   4,334,000 shares issued in 2003
   and 3,678,000 issued in 2002                  433,000        367,000
  Capital in excess of par value
   including $6,211,000 related
   to 20% stock dividend in 2003              12,664,000      6,453,000
  Retained earnings, net of
   $6,277,000 related to
   20% stock dividend in 2003                  3,916,000      8,209,000
  Other comprehensive income                     233,000         37,000
  Treasury stock, at cost,
   389,000 shares in 2003
   and 398,000 shares in 2002                   (734,000)      (759,000)
                                            ------------   ------------
                                              16,512,000     14,307,000
                                            ------------   ------------

                                            $ 23,387,000   $ 18,811,000
                                            ============   ============

                        See accompanying notes.

                          CREDO PETROLEUM CORPORATION
              Consolidated Statements of Earnings And Changes in
                         Retained Earnings - Unaudited

                            Nine Months  Nine Months    Quarter      Quarter
                               Ended        Ended        Ended        Ended
                              July 31      July 31      July 31      July 31
                               2003         2002         2003         2002
                            ----------   ----------   ----------   ----------
REVENUES:
  Oil and gas sales         $5,014,000   $3,519,000   $1,980,000   $1,342,000
  Operating                    386,000      365,000      135,000      123,000
  Investment income
   and other                   318,000       91,000      128,000       17,000
                            ----------   ----------   ----------   ----------
                             5,718,000    3,975,000    2,243,000    1,482,000
                            ----------   ----------   ----------   ----------

COSTS AND EXPENSES:
  Oil and gas production     1,159,000      987,000      467,000      329,000
  Depreciation, depletion
   and amortization            930,000      911,000      325,000      353,000
  General and administrative   939,000      742,000      333,000      257,000
  Interest                      34,000       38,000       11,000       13,000
                            ----------   ----------   ----------   ----------
                             3,062,000    2,678,000    1,136,000      952,000
                            ----------   ----------   ----------   ----------

INCOME BEFORE
  INCOME TAXES AND
  ACCOUNTING CHANGE          2,656,000    1,297,000    1,107,000      530,000

INCOME TAXES                  (744,000)    (389,000)    (310,000)    (159,000)
                            ----------   ----------   ----------   ----------

INCOME BEFORE ACCOUNTING
  CHANGE                     1,912,000      908,000      797,000      371,000

CUMULATIVE EFFECT ON
  PRIOR YEARS OF
  SFAS 143-ACCOUNTING
  FOR ASSET RETIREMENT
  OBLIGATIONS (NET OF
  TAXES OF $28,000)             72,000         -            -            -
                            ----------   ----------   ----------   ----------

NET INCOME                   1,984,000      908,000      797,000      371,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD        8,209,000    6,927,000    3,916,000    7,464,000

20% STOCK DIVIDEND          (6,277,000)        -            -            -
                            ----------   ----------   ----------   ----------

RETAINED EARNINGS,
  END OF PERIOD             $3,916,000   $7,835,000   $3,916,000   $7,835,000
                            ==========   ==========   ==========   ==========

BASIC INCOME PER SHARE
  BEFORE ACCOUNTING
  CHANGE                       $   .48      $   .23      $   .20      $   .09

CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING
  PRINCIPLE                        .02          -            -            -
                               -------      -------      -------      -------

BASIC NET INCOME
  PER SHARE                    $   .50      $   .23      $   .20      $   .09
                               =======      =======      =======      =======

DILUTED INCOME PER SHARE
  BEFORE ACCOUNTING CHANGE     $   .48      $   .23      $   .20      $   .09

CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                        .02          -            -            -
                               -------      -------      -------      -------

DILUTED NET INCOME
  PER SHARE                    $   .50      $   .23      $   .20      $   .09
                               =======      =======      =======      =======

                           See accompanying notes.

                          CREDO PETROLEUM CORPORATION
                Consolidated Statements of Cash Flows - Unaudited

                                                        Nine Months Ended
                                                             July 31,
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
OPERATING ACTIVITIES:
  Net income                                        $ 1,984,000   $   908,000
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
    Depreciation, depletion and amortization            930,000       911,000
    Deferred income taxes                               675,000       222,000
    Cumulative effect of change in
     accounting principle                               (72,000)         -
  Changes in operating assets and liabilities:
    Proceeds from short term investments              2,353,000     3,965,000
    Purchase of short term investments               (1,760,000)   (4,286,000)
    Trade receivables                                  (299,000)      113,000
    Accrued oil and gas sales                          (262,000)     (174,000)
    Other                                               199,000       124,000
    Accounts payable and accrued costs and expenses     435,000       484,000
    Income tax payable                                   84,000       (36,000)
                                                    -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             4,267,000     2,005,000
                                                    -----------   -----------

INVESTING ACTIVITIES:
  Additions to oil and gas properties, net           (3,296,000)   (1,490,000)
  Changes in other long-term assets                      (4,000)      (55,000)
                                                    -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                (3,300,000)   (1,545,000)
                                                    -----------   -----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   (9,600 options in 2003 and
    75,000 options in 2002)                              26,000       230,000
  Purchase of treasury stock
   (100 shares in 2003 and 4,400 in 2002)                (1,000)      (30,000)
                                                    -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                25,000       200,000
                                                    -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS                   992,000       660,000

CASH AND CASH EQUIVALENTS:
  Beginning of Period                                 1,324,000       819,000
                                                    -----------   -----------

  End of Period                                     $ 2,316,000   $ 1,479,000
                                                    ===========   ===========

Supplemental Cash Flow Information:
  Cash paid (refunds received) for income taxes     $   (16,000)  $    88,000
                                                    ===========   ===========

                            See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          July 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital and cash flow represent a significant capital resource and source of liquidity. At
July 31, 2003, working capital was $6,130,000, compared to $6,630,000 at October 31, 2002. Cash flow from operating activities before working capital changes totaled $3,517,000 for the nine months, compared to $2,041,000 from the same period last year.

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

     Pending deployment into oil and gas assets, cash is primarily invested with money managers who specialize in short-term timing of mutual funds. The average return on the company's portfolio was 7% for the first nine months of fiscal 2003 compared to 2% in the same period last year. Relatively low investment returns in 2002 and 2003 compared to prior years are primarily due to market conditions that have limited investment opportunities for the market timers which manage the bulk of the company's investments. Management considers the potential for adverse impact from major unexpected events, such as September 11, 2001, to be the major significant risk to its investment strategies.

     The company's primary investment strategy involves market timing using U.S. mutual funds. The New York Attorney General recently disclosed that he has opened an investigation into whether some mutual funds companies are allowing market timing in violation of representations in their offering materials. As a result, management expects mutual funds companies to make market timing increasingly difficult or to eliminate it altogether and is considering options to redeploy a portion of the company's investments. The New York Attorney General is also investigating possible "after hours" trading by certain mutual fund companies and their customers. Although it is possible that the investigation could expand to include some of the company's money managers, management has no reason to believe that they have violated any after hours trading laws.

     Commitments for future capital expenditures were not material at July 31, 2003. The timing of most capital expenditures for exploration and development is relatively discretionary. Therefore, the company can plan expenditures to coincide with available funds in order to minimize business risks.

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

     At July 31, 2003, open natural gas hedge positions totaled 150 MMcf covering the months of September through November 2003 at an average NYMEX price of $6.42 per Mcf. The August hedge was closed and a $84,000 deferred gain was realized. The company had hedging gains of $49,000 for the quarter ended July 31, 2003 and hedging losses of $388,000 for the nine months ended July 31, 2003. The company has recorded in other comprehensive income net deferred gains of approximately $323,000 ($233,000 net of tax) related to natural gas hedging transactions of which $84,000 were realized and $239,000 were unrealized.

     Subsequent to third quarter-end, an additional 120 MMcf was hedged for the same three month period at an average NYMEX price of $5.34 per Mcf. Hedged quantities for the months of September through November 2003 represent approximately 77% of the company's estimated gas production for those months. Hedges for the month of September 2003 have subsequently been closed resulting in a gain of approximately $85,000.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                                 Nine Months Ended      Three Months Ended
                                      July 31,                July 31,
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
Net Income                    $1,984,000  $  908,000  $  797,000  $  371,000
Other comprehensive income,
 net of tax:
  Change in fair value
   of futures contracts
   used for natural gas
   hedging                       196,000     267,000     233,000     386,000
                              ----------  ----------  ----------  ----------
Comprehensive income          $2,180,000  $1,175,000  $1,030,000  $  757,000
                              ==========  ==========  ==========  ==========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below.

                Nine Months             Nine Months
            Ended July 31, 2003     Ended July 31, 2002    Percent  Percent
            -------------------     -------------------     Volume   Price
Product     Volume     Price        Volume      Price       Change   Change
-------     ------     -----        ------      -----       ------   ------
Gas (Mcf)   987,300   $ 4.35(1)     1,002,500   $ 2.94(3)    - 2%     +48%
Oil (bbls)   25,900   $27.65           27,700   $20.54       - 7%     +35%

                Three Months            Three Months
            Ended July 31, 2003     Ended July 31, 2002    Percent  Percent
            -------------------     -------------------     Volume   Price
Product     Volume     Price        Volume      Price       Change   Change
-------     ------     -----        ------      -----       ------   ------
Gas (Mcf)   349,300   $ 5.02(2)       382,200   $ 2.92(4)    - 9%     +72%
Oil (bbls)    8,600   $26.41            9,800   $23.27       -12%     +13%
_____________________________
(1) Includes $0.40 Mcf hedging loss.
(2) Includes $0.14 Mcf hedging gain.
(3) Includes $0.35 Mcf hedging gain.
(4) Includes $0.05 Mcf hedging gain.

     The company's growth strategy focuses on two core projects--drilling along the Anadarko Shelf of Oklahoma and application of its patented Calliope gas recovery technology.

     Anadarko Shelf Drilling Program. The company's drilling program centers on its 14,000 gross acre Sand Creek Prospect and its 6,000 gross acre Two Springs Prospect, both located in Harper and Ellis Counties, Oklahoma. Drilling targets Morrow and Chester zones from 7,400 to 7,900 feet. In total, 24 wells have been drilled on the two prospects in the last two years, of which 19 were either completed as producers or are awaiting completion.

     The company recently drilled four new wells on the two prospects. One well is producing, two are currently being completed for production, and one is a dry hole.

     The first of these wells, the 7,280-foot Gillenwaters #1-34, extended Morrow production one mile north of the Wills #1-3. It was completed naturally (without acid or fracture treatments) from one Morrow sand totaling 10 feet, and is a very good well for the area. Pipeline sales commenced in early September and the well is currently producing on a 15/64-inch choke at the daily rate of 1.10 million cubic feet of gas (MMcfg). The company is the operator and owns a 34% working interest.

     On the Sand Creek Prospect, the Derby #1-22 well was drilled about one mile west of the Easterwood #11-23 (discussed below). The 7,450-foot well encountered one Morrow sand totaling seven feet. The well tested good amounts of gas from a "natural" completion and is currently awaiting pipeline connection before being fracture stimulated. The company owns a 36% working interest and is the operator.

     The Glendena #2-5 well was drilled as a 2,700-foot south extension to the Glendena #1-5 which, in October 2001, opened the recent drilling play in the area. The 7,700-foot well encountered three Morrow sands totaling 28 feet that calculate productive on logs. The lower eight-foot sand tested good amounts of gas during "natural" completion testing. The well is connected to the pipeline and the lower sand is scheduled to be fracture stimulated. The upper two sands correlate to the prolific producing sands in the Glendena #1 and Redfearn wells and will be opened for production after the lower sand is stimulated. The company is the operator and owns a 39.5% working interest.

     The Norman Trust #1-10 was the last of the four wells recently drilled on the two prospects. The 7,850-foot well was a dry hole.

     Elsewhere on the Sand Creek Prospect, the company has participated in drilling five previously announced wells that are operated by third parties and were classified as "tight holes". Two of the wells are now producing and appear to be very good wells for the area. The other three well are currently being completed for production.

     On the northeast side of the Sand Creek Prospect, the Easterwood #11-23 well discovered Morrow production approximately two miles to the north. It was completed from one Morrow sand totaling 12 feet and was fracture stimulated. Pipeline sales commenced in early August and the well is currently producing on a 16/64-inch choke at the daily rate of 2.1 MMcfg. The company owns a 24% working interest.

     Five miles south of the Easterwood #11-23, the Deanna #1-15 discovered new Morrow production on the southeast corner of the prospect. The 7,850-foot well was completed naturally (without acid or fracture treatments) from one Morrow sand totaling eight feet. Pipeline sales commenced in early August and the well is currently producing on a 16/64-inch choke at the daily rate of
2.0 MMcfg and 35 barrels of condensate. The company owns a 37% working interest.

     On the northwest side of the prospect, three new wells have been drilled. The Daphne Jane #1-20 encountered two Chester zones totaling 22 feet which calculate productive on logs. A drill stem test yielded gas at rates exceeding 5.0 MMcfg per day. The operator is currently perforating and testing the lower Chester zone and will test the primary zone shortly. The company owns a 12% working interest.

     The other two wells in which the company owns small interests, Blackstone #1-8 (7%) and Patch #1-17 (12%) are currently being completed for production but are expected to be marginal to below average wells.

     Significant development drilling is continuing on the company's 1,280 gross acre Traxler Prospect. The fourth well in the company's recent drilling program was the Ronnie #1-6. The 7,700-foot well encountered two Chester zones totaling 27 feet that calculate productive on logs. It also encountered a Morrow sand that appears to be productive. The lower Chester zone produces oil in the area and the middle Chester and Morrow produce gas. The Ronnie is expected to be a very good gas and oil well and is awaiting pipeline connection prior to being completed for production. The company is the operator and owns a 60% working interest.

     Successful drilling is continuing in the South Fork Field located in Woods County, Oklahoma. To date, the company has joined for its 7% in drilling 13 development wells in the field.
Several additional wells are projected.

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

     The four Calliope systems installed earlier this year are currently producing 1.2 MMcfg (million cubic feet of gas) per day. The company estimates that they have developed approximately 4.0 Bcfg (billion cubic feet of gas) of proved, developed producing reserves. The company owns an average
73% working interest and 60% net revenue interest in the wells.

     The company is preparing to install Calliope systems on three additional wells during the next few months. All of the wells are located in Oklahoma at depths ranging from 8,200 to 8,700 feet. These wells are intended to demonstrate how shallower wells can benefit from Calliope. The company owns approximately 75% of each well.

     The company has moved beyond prototype testing and is fortifying Calliope's track record on a wide range of applications. With that in mind, this year the company has installed Calliope on one marginal and three completely dead wells ranging in depth from 11,100 to 18,400 feet. The results have been excellent with a 100% success rate, average daily production of 300 Mcfg (thousand cubic of gas) per well, and average developed reserves of 1.0 Bcfg per well.

     Management's objective is to identify and execute the business plan that is most likely to maximize Calliope's value. Accordingly, in addition to fortifying Calliope's track record and finalizing a multimedia presentation about Calliope, the company has recently commenced an independent marketing study which is expected to be complete in four to six weeks.

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

CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The company adopted SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000). For the three and nine month periods ended July 31, 2003, the company recognized $3,000 and $7,000, respectively, of accretion expense on the liability and a decrease of $13,000 and $30,000, respectively, in depletion expense as a result of adopting
SFAS No. 143.

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

     If compensation expense had been determined in accordance with the provisions of FASB No. 123, the company's net income and per share amounts would have been reported as follows:

                               Nine Months Ended         Three Months Ended
                                    July 31,                  July 31,
                               2003         2002         2003         2002
                            ----------   ----------   ----------   ----------
Net Income as reported      $1,984,000   $  908,000   $  797,000   $  371,000
Pro forma stock
  compensation expense,
  net of tax                  (263,000)     (54,000)    (239,000)     (18,000)
                            ----------   ----------   ----------   ----------
Pro forma net income        $1,721,000   $  854,000   $  558,000   $  353,000
                            ==========   ==========   ==========   ==========

Basic net income per share:
  As reported                  $  0.50      $  0.23      $  0.20      $  0.09
                               =======      =======      =======      =======
  Pro forma                    $  0.43      $  0.22      $  0.14      $  0.08
                               =======      =======      =======      =======

Diluted net income per share:
  As reported                  $  0.50      $  0.23      $  0.20      $  0.09
                               =======      =======      =======      =======
  Pro forma                    $  0.43      $  0.22      $  0.14      $  0.09
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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2003 Compared to Nine Months Ended
July 31, 2002

     For the nine months ended July 31, 2003, net income rose
118% to a record $1,984,000 compared to $908,000 last year.
Higher net income resulted primarily from an increase in product prices.

     Total revenues rose 44% to $5,718,000 compared to $3,975,000 last year. Oil and gas sales rose 42% to $5,014,000 compared to $3,519,000 last year. Refer to the table on page 10 for details of oil and gas prices and volumes for the applicable periods.
Net wellhead natural gas prices rose 83% to $4.75 per Mcf compared to $2.59 last year. Hedging transactions reduced nine month 2003 price realizations by $.40 per Mcf, or 8%, compared to an increase of $.35 per Mcf, or 14%, last year. As a result, total natural gas price realizations were $4.35 per Mcf compared to $2.94 last year. Net wellhead prices for oil rose 35% to $27.65 per barrel compared to $20.54 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $1,611,000. Volume declines reduced oil and gas sales by $116,000. Operating income increased 6% due to an increase in drilling and production overhead income from new operated wells partially offset by the sale of several marginal operated wells. Investment income and other rose to $318,000 compared to $91,000 last year due to improved performance from market timers who manage the bulk of the company's investments.

     Total costs and expenses increased 14% to $3,062,000 in the first nine months of fiscal 2003 compared to $2,678,000 last year. Oil and gas production expenses rose 17%, or $172,000, due primarily to the additional operating costs associated with production from new wells and Calliope installations. Depreciation, depletion and amortization increased 2% primarily due to an increase in the amortizable full cost pool base. General and administrative expenses increased 27% due to increases in salaries and wages for accrued bonuses and consulting fees related to the accounting software conversion as well as inflationary pressures. Interest expense primarily relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in the current period and 30% last year.

Quarter Ended July 31, 2003 Compared to Quarter Ended
July 31, 2002

     For the quarter ended July 31, 2003, net income rose 115% to a record $797,000 compared to $371,000 for the same quarter last year. Higher net income resulted primarily from an increase in product prices.

     Total revenues rose 51% to $2,243,000 compared to $1,482,000 for the same quarter last year. Refer to the table on page 10 for details of oil and gas prices and volumes for the applicable periods. Net wellhead natural gas prices rose 70% to $4.88 per Mcf compared to $2.86 last year. Hedging transactions increased third quarter price realizations $.14 per Mcf, or 3%, compared to an increase of $.05, or 2%, last year. As a result, total natural gas price realizations were $5.02 per Mcf compared to $2.92 last year. Net wellhead prices for oil rose 13% to $26.41 per barrel compared to $23.27 last year. The net effect of these price changes and hedging transactions was to increase oil and gas sales $834,000. The effect of volume changes was a reduction in oil and gas sales of $196,000. Operating income increased 10% due to increases in drilling and production overhead income. Investment income and other rose to $128,000 compared to $17,000 last year due to improved performance from market timers who manage the bulk of the company's investments.

     Total costs and expenses increased 19% to $1,136,000 in the third quarter of 2003 compared to $952,000 last year. Oil and gas production expenses rose 42%, or $138,000, due primarily to the additional operating costs associated with production from new wells and Calliope installations. Depreciation, depletion and amortization fell 8% due primarily to a decrease in production volumes between the periods. General and administrative expenses increased $77,000, or 30%, primarily due to increases in salaries and wages for accrued bonuses and consulting fees related to the conversion of accounting software as well as inflationary pressures. Interest expense relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in the current quarter and 30% last year.

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


Date:  September 15, 2003   By: /s/ James T. Huffman
                                -------------------------------
                                James T. Huffman
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer)


                                By:  /s/ James P. Garrett, Jr.
                                -------------------------------
                                James P. Garrett, Jr.
                                Vice President and
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

                                                     Exhibit 31.1

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

Date:  September 15, 2003

                                /s/ James T. Huffman
                                -------------------------------
                                James T. Huffman
                                Chief Executive Officer

                                                     Exhibit 31.2

                 CERTIFICATION UNDER SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002

                         CERTIFICATIONS

I, James P. Garrett, Jr., Vice President and Chief Financial
Officer of CREDO Petroleum Corporation, certify that:

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

Date:  September 15, 2003

                                /s/ James P. Garrett, Jr.
                                -------------------------------
                                James P. Garrett, Jr.
                                Vice President and
                                Chief Financial Officer

                                                    Exhibit 32.1


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (18 U.S.C. 1350)

The undersigned, James T. Huffman, President and Chief Executive Officer of CREDO Petroleum Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2003 (the "Report").

The undersigned hereby certifies that:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of September, 2003.


                               /s/ James T. Huffman
                              -----------------------------
                              James T. Huffman
                              President and
                              Chief Executive Officer

                                                    Exhibit 32.2


            CERTIFICATION OF CHIEF FINANCIAL OFFICER
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (18 U.S.C. 1350)

The undersigned, James P. Garrett, Jr., Vice President and Chief Financial Officer of CREDO Petroleum Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended
July 31, 2003 (the "Report").

The undersigned hereby certifies that:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of September, 2003.


                               /s/ James P. Garrett, Jr.
                              -----------------------------
                              James P. Garrett, Jr.
                              Vice President and
                              Chief Financial Officer