Form 10KSB
period 2003-10-31
CREDO PETROLEUM CORP
filed 2004-01-29
CIK 277924

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

_______________________________________________________________

                           FORM 10-KSB
_______________________________________________________________


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES ACT OF 1934
           For The Fiscal Year Ended October 31, 2003

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF SECURITIES EXCHANGE ACT OF 1934

    For the transition period ____________ to _____________

                  Commission File Number 0-8877

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

_______________________________________________________________

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

                   Common Stock, $.10 Par Value
       4,014,000 Shares Outstanding, Net of Treasury Stock,
          at the Close of Business on December 31, 2003
             (Title of class and shares outstanding)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X
                   -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____
                                        -----      -----

Issuer's revenues for its most recent fiscal year:  $8,491,000

As of December 31, 2003, the aggregate market value of common stock held by non-affiliates of the registrant was approximately
$57,334,000.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof - Proxy
Statement to be filed with the Commission in connection with the company's 2003 Annual Meeting.

Transitional Small Business Format (Check One): Yes      No  X
                                                    ---     ---

                             PART I.

ITEM 1.  BUSINESS

General

CREDO Petroleum Corporation ("CREDO") was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation ("SECO", "United" and collectively "the company"), are Denver, Colorado based independent oil and gas companies which engage primarily in oil and gas exploration, development and production activities in the Mid-Continent region of the United States. The company operates in eight states and has ten employees. CREDO is an active operator in Kansas, Wyoming, Colorado and Utah. United is an active operator doing business exclusively in Oklahoma, and SECO primarily owns royalty interests in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.

Business Activities

The company focuses on two core projects--natural gas drilling in the Northern Anadarko Basin of Oklahoma and recovering standard gas from low-pressure reservoirs using its patented Calliope Gas
Recovery System ("Calliope").

Drilling operations are concentrated on medium depth properties generally ranging from 7,000 to 10,000 feet. The company enters into various types of cost sharing arrangements with industry participants on most of its operating activities.

The company acts as "operator" of approximately 94 wells pursuant to standard industry Operating Agreements, and it owns working and royalty interests in approximately 122 wells which are operated by outside parties. In addition, the company is general partner of three private limited partnerships. The Partnerships are in the production stage of operations and their results are proportionately consolidated in the company's financial statements.

Over the past five years, the company has participated in developing, testing, refining, and patenting Calliope. Calliope efficiently lifts fluids from wellbores using pressure differentials, thus allowing gas previously trapped by fluid build-up in the wellbore to flow to the surface. The company believes Calliope is clearly different from all other fluid lift technologies because it does not rely on bottom-hole pressure and has only one down-hole moving part. Calliope is primarily applicable to mature natural gas wells in low pressure, gas expansion reservoirs at depths below 8,000 feet. To date, Calliope has not required external capital. During 2000, the company purchased an unrestricted, exclusive license to the technology. The term of the license is 10 years, and it can be extended an additional five years to cover the entire 15 year term of the patent. At year end, Calliope was installed on 13 wells ranging at depth from 6,500 feet to 18,400 feet. The company believes it has proven Calliope's economic viability and flexibility over a wide range of applications.

Markets and Customers

Marketing of the company's oil and gas production is influenced by many factors which are beyond the company's control and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, market prices, regulation, and actions of major foreign producers. Oil price fluctuations can be extremely volatile as was demonstrated during 1999 when the posted price for West Texas intermediate fell below $10.00 per barrel and then rose to over $30.00 per barrel in 2000.

Gas price decontrol, the advent of an active spot market for natural gas, changes in supply and demand for natural gas, and weather patterns cause natural gas prices to be subject to significant fluctuations. The company presently sells virtually all of its gas under one to five year contracts with major pipeline companies. The sales price is typically based on monthly "spot" (Index) prices for the applicable production region. Title to the gas normally passes to the pipeline at meters located near the wells. The Index prices are reduced by certain pipeline charges.

Most of the company's natural gas production is located in northwestern Oklahoma. There has been significant consolidation among gas pipelines in this area, thereby reducing the number of available purchasers. In many instances, there may be only one viable pipeline option, which enables the pipeline to charge higher rates.

Over the past few years a supply/demand imbalance has developed in domestic natural gas as demand has increased and deliverability has fallen. This, together with active fund speculation in the natural gas derivatives market, has caused natural gas prices to become increasing volatile. It has also resulted in higher domestic natural gas prices beginning in 2000 compared to the previous 10 years. The company expects these historically strong natural gas prices to continue for several years but cannot reasonably predict the extent or timing of natural gas price fluctuations.

As discussed elsewhere in this Form 10-KSB, the company periodically hedges the price of a portion of its natural gas production by forward selling on the NYMEX futures market.

Oil production is sold to crude oil purchasing companies at competitive spot field prices. Crude oil and condensate production are readily marketable, and the company is generally not dependent on a single purchaser. Crude oil prices are subject to world-wide supply and demand, and are primarily dependent upon available supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions. Unrest in the Middle East and OPEC's renewed cooperation in managing the price of its produced oil have resulted in higher world-wide oil prices during the past two years.

Information concerning the company's major customers is included in Note (6) to the Consolidated Financial Statements.

Competition and Regulation

The oil and gas industry is highly competitive. As a small independent, the company must compete against companies with substantially larger financial and other resources in all aspects of its business.

Oil and gas drilling and production operations are regulated by various Federal, state and local agencies. These agencies issue binding rules and regulations which carry penalties, often substantial, for failure to comply. The company anticipates its aggregate burden of Federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company also believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company's operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company's operations which are reasonably expected to result in material liability to the company. The company does not believe that capital expenditures related to environmental control facilities or other regulatory matters will be material in 2004. The company cannot predict what subsequent legislation or regulations may be enacted or what effect it will have on the company's business.

ITEM 2.  PROPERTIES

General

The company's drilling activities are primarily located along the shelf of the Northern Anadarko Basin of Oklahoma and in the Oklahoma Panhandle. Specifically, drilling is focused on the company's 17,000 gross acre Sand Creek and its 6,000 gross acre Two Springs Prospects, both located in Harper and Ellis Counties, Oklahoma and the Traxler Prospect located in Beaver County, Oklahoma. Wells target the Morrow and Chester formations between 7,000 and 9,000 feet. Since 2001, the company has participated in drilling 32 wells on the three properties with interests ranging up to 60%. Of those wells, 27 were completed as producers and five were dry holes. Several of the wells are exceptional for the area, and 11 of the wells are included in the company's Significant Properties (see definition below). The Sand Creek and Two Springs Prospects have ample room for additional drilling and the company believes that more good wells will be drilled.

The company owns the exclusive right to a patented technology known as the Calliope Gas Recovery System. Calliope is a new generation of fluid lift technology that is applicable to gas wells that meet certain criteria. Calliope achieves substantially lower flowing bottom hole pressure than conventional production methods because it does not rely on reservoir pressure to lift liquids. The company believes it has proven that Calliope will add 0.5 to 2.0 Bcf of proved gas reserves to many dead and uneconomic wells. The company also believes there are presently more than 1,000 wells that meet its general criteria for Calliope candidate wells and thousands more that will meet its general Calliope criteria in the future.

Calliope operations are currently focused in Oklahoma where the company has a significant field operations infrastructure. Most Calliope wells are located in the Northern Anadarko Basin of Oklahoma. To date, Calliope has been installed on 15 wells ranging in depth from 6,500 feet to 18,400 feet. All of the wells were either dead or uneconomic at the time Calliope was installed. Two Calliope wells were unsuccessful due to wellbore problems (scaling and a casing leak) which were unrelated to the technology. Nine Calliope wells are included in the company's Significant Properties.

For more complete information regarding current year activities, including oil and gas production, refer to "Management's
Discussion and Analysis of Financial Condition and Results of
Operations".

Significant Properties, Estimated Proved Oil and Gas Reserves, and Future Net Revenues

The company's reserves, and reserve values, are concentrated in 36 properties ("Significant Properties"). Some of the Significant Properties are individual wells and others are multi-well properties. At year-end, the Significant Properties represent 21% of the company's total properties but a disproportionate 75% of the discounted value (at 10%) of the company's reserves. Individual Calliope wells comprise 25% of the Significant Properties and represent 37% of the discounted reserve value of such properties. Wells drilled on the Sand Creek, Two Springs and Traxler Prospects comprise 31% of the Significant Properties and represent 42% of the discounted value of such properties.

Seven of the non-Calliope properties included in Significant Properties are relatively new wells with limited production histories. In addition, six of the Calliope wells have a limited production history based on post-Calliope installation operations. Estimates of reserve quantities and values for these Significant Properties must be viewed as being subject to significant change as more data about the properties becomes available. In addition, Calliope wells are generally mature wells. As such, they contain older down-hole equipment that is more subject to failure than new equipment. The failure of such equipment, particularly casing, can result in complete loss of a well.

McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company's properties which represented 64% in 2003, 62% in 2002 and 62% in 2001 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years. At
October 31, 2003, natural gas represented 86% and crude oil represented 14% of total reserves denominated in equivalent barrels using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company's proved reserves which is based on the assumptions set forth in Note (6) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $28.64, $26.76 and $20.61 per barrel of oil and $3.99, $3.74 and $2.87 per Mcf of gas as of October 31, 2003, 2002 and 2001, respectively. Amounts do not include estimates of future Federal and state income taxes.

                                                     Estimated Future
             Oil         Gas      Estimated Future     Net Revenues
Year       (bbls)       (Mcf)       Net Revenues     Discounted at 10%
--------------------------------------------------------------------------
2003      385,000*   13,786,000*    $ 45,165,000       $ 28,024,000
2002      337,000     9,415,000     $ 29,774,000       $ 18,035,000
2001      330,000     9,121,000     $ 21,843,000       $ 13,874,000
*  Substantially all of the company's reserves are classified as proved developed.

Production, Average Sales Prices and Average Production Costs

The company's net production quantities and average price realizations per unit for the indicated years are set forth below. Price realizations include the sales price and hedging gains or losses.

                   2003                2002               2001
--------------------------------------------------------------------
Product      Volume    Price     Volume    Price    Volume    Price
--------------------------------------------------------------------
Gas (Mcf)  1,449,000  $ 4.50   1,298,000  $ 3.00    800,000  $ 5.00
Oil (bbls)    35,000  $27.68      37,000  $22.01     44,000  $26.45

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcfs to barrels) were $5.82, $5.10 and $6.40 per barrel in 2003, 2002 and 2001, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 2003 totaled 24,400 net and 135,600 gross acres. At October 31, 2003, the company owned working interests in 64.48 net (216 gross) wells consisting of
15.73 net (41 gross) oil wells and 48.75 net (175 gross) gas wells. In addition, the company owned royalty and production payment interests in approximately 819 wells, primarily coal bed methane located in Wyoming. In 2003, the company sold or abandoned 5.52 net (7 gross) wells. In the same period, the company drilled and acquired interests in 11.49 net (29 gross) wells in which it did not previously own an interest.

Undeveloped Acreage

The following table sets forth the number of undeveloped acres (primarily located in the Mid-Continent and Rocky Mountain Regions) which will expire during the next five years (and thereafter) unless production is established in the interim. Undeveloped acres "held-by-production" represent the undeveloped portions of producing leases which will not expire until commercial production ceases.

                              Royalty                Working
                         Interest Acreage        Interest Acreage
------------------------------------------------------------------
   Expiration
  Year Ending
  October 31             Gross       Net         Gross       Net
------------------------------------------------------------------
     2004                12,400      200         17,300    4,000
     2005                 1,700      500         16,700    5,700
     2006                   500     -            17,800    7,800
     2007                  -        -             4,800    1,600
     2008                 3,300      100          4,200      600
   Thereafter              -        -             3,800      900
Held-By-Production      145,200    8,000         11,200    2,300
----------------------------------------------------------------

                        163,100    8,800         75,800   22,900
================================================================

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

                              Gross Wells
--------------------------------------------------------------------

Year Ended   Total Gross      Exploratory            Development
                           -----------------     -------------------
 October 31     Wells      Oil    Gas    Dry     Oil     Gas     Dry
--------------------------------------------------------------------
   2003           21        -      12      3       -       6      -
   2002           13        -       6      2       -       5      -
   2001           11        -       9      -       -       2      -
1978-2000        210       12      86     76      15      16      5
--------------------------------------------------------------------

                 255       12     113     81      15      29      5
====================================================================

                                Net Wells
--------------------------------------------------------------------

Year Ended    Total Net       Exploratory            Development
                           -----------------     -------------------
 October 31     Wells      Oil    Gas     Dry    Oil     Gas     Dry
--------------------------------------------------------------------
   2003        4.906       -     2.564   0.762     -    1.580    -
   2002        3.212       -     2.032   0.925     -    0.255    -
   2001        2.236       -     2.097     -       -    0.139    -
 1978-2000    33.479     1.557  11.933  11.493   4.350  2.161  1.985
--------------------------------------------------------------------

              43.833     1.557  18.626  13.180   4.350  4.135  1.985
====================================================================

ITEM 3.  LEGAL PROCEEDINGS

The company is not a party to any material pending legal proceedings. No such proceedings have been threatened and none are contemplated by the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.


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

                           2003                    2002
--------------------------------------------------------------
Quarter Ended         High       Low           High      Low
--------------------------------------------------------------
January 31           $ 9.46    $ 6.20        $ 5.63    $ 4.25
April 30              14.80      9.50          6.38      4.80
July 31               16.00     10.69          8.21      5.78
October 31            17.80     12.60          7.35      5.46

At December 31, 2003, the company had 3,617 shareholders of record. The company has never paid a cash dividend and does not expect to pay any cash dividends in the foreseeable future. Earnings are reinvested in business activities. The company issued a 20% stock dividend during 2003.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

References to years as used in this Item indicate fiscal years ended October 31.

At October 31, 2003, working capital was $6,577,000. Net cash provided by operating activities for 2003, 2002, and 2001 was $5,891,000, $2,555,000, and $2,813,000, respectively, and comprises primarily net income, depreciation, depletion and amortization, and deferred income taxes for each of the three years. For 2003, such amounts are $3,130,000, $1,333,000, and
$1,016,000.  For 2002, such amounts are $1,282,000, $1,202,000, and $379,000.  For 2001, such amounts are $2,002,000, $842,000, and $527,000. In 2003, 2002, and 2001, cash used in investing activities was $5,332,000, $2,165,000 and $2,696,000, respectively, and was used primarily to fund oil and gas exploration and development expenditures totaling $5,520,000, $2,464,000, and $2,688,000, respectively.

The average return on CREDO's investments was 10% in 2003, three percent in 2002, and four percent in 2001. At year-end approximately 43% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. During 2003, the company suspended what are generally characterized as mutual fund timing investments pending the outcome of regulatory inquiries and investigations concerning whether mutual funds allowed timing and other activities in violation of their representations to investors. In the company's opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news, such as the September 11th terrorist attacks.

Existing working capital and anticipated cash flow are expected to be sufficient to fund 2004 operations. At year-end, the company had no lines of credit or other bank financing arrangements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at year-end. The company has no defined benefit plans and no obligations for post retirement employee benefits.

Product Prices and Production

Refer to Item 1., "Markets and Customers", for discussion of oil and gas prices and marketing.

Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has periodically hedged natural gas prices by forward selling a portion of its estimated production in the NYMEX futures market. This is generally done when (i) the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and (ii) in the company's opinion, the current price is adequate to insure reasonable returns at a time when downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company believes its most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset by opposite moves in the other market.

Hedging transactions resulted in a loss of $92,000 in 2003 and gains of $505,000 in 2002 and $663,000 in 2001. At
October 31, 2003, the company's open hedge positions totaled 560,000 Mcf covering the production months of December 2003 through March 2004. Hedges for the months of November 2003 through January 2004 were closed at a $83,000 gain. At
December 31, 2003, the company had open hedge positions totaling 100,000 Mcf covering the months of February through October 2004 at an average NYMEX price of $4.92 per Mcf. This hedge represents approximately 85% of the company's estimated production for the months of February and March and 55% to 60% of such production for April through October 2004.

Gas and oil sales volume and price realization comparisons for the indicated years ended October 31 are set forth below. Price realizations include the sales price and hedging gains and losses.

                   2003                 2002                 2001
-----------------------------------------------------------------------
Product        Volume  Price       Volume   Price       Volume   Price
-----------------------------------------------------------------------
Gas (Mcf)  1,449,000  $ 4.50    1,298,000  $  3.00     800,000  $ 5.00
% change        +12%    +50%         +62%     -40%        +20%    +76%
Oil (bbls)    35,000  $27.68       37,000   $22.01      44,000  $26.45
% change         -5%    +26%         -16%     -17%        +14%     -5%

The 2003 and 2002 increases in natural gas volumes resulted primarily from successful drilling in Oklahoma. Most oil and condensate volumes are associated with gas production and, therefore, vary from well to well depending on the volume and "richness" of gas produced. Significant Properties (see definition on page 4), contributed 60% of 2003 production on a gas-equivalent basis.

As to Significant Properties, wells drilled since 2001 contributed 33% of 2003 production while Calliope wells installed during the same period contributed 13% of such production. Refer to Item 2, "Properties", for disclosures regarding reserve values on Significant Properties.

Oil and Gas Activities

General. Capital spending in 2003 totaled $5,520,000, by far the highest level in the company's history. During the year the company continued to focus on its two core projects--natural gas drilling along the shelf of the Northern Anadarko Basin of Oklahoma and application of its patented Calliope Gas Recovery System.

The company believes that, in combination, these two core projects provide an excellent (and possibly unique) balance for achieving the company's goal of adding high quality gas reserves and production at reasonable costs and risks. In general, Calliope is reserve driven while new drilling is production rate driven. Calliope adds long-lived reserves at moderate costs and low risks. In most of the applications to date, Calliope has developed more reserves than the average new well drilled by the company at about one-half the cost and a small fraction of the risk. However, because Calliope is applied to mature, low pressure gas reservoirs, its initial production rates are generally significantly lower than initial rates for the successful new well drilled by the company. In contrast, drilling new wells is much higher risk and higher cost than Calliope (particularly for comparable reserves) but, when successful, provides higher initial production rates and cash flow. However, production decline rates on new wells are generally much steeper than on Calliope wells.

In a business that is generally driven by production rates and cash flow, Calliope provides excellent balance by adding long-lived reserves at moderate costs and low risks. In 2003, the company had significant success with both new drilling and Calliope. However, the company generally expects its success with these two core projects to occur unevenly and, therefore, believes they must be evaluated over a three to five year period.

Drilling Activities. During 2003, the company drilled 21 wells in Oklahoma with working interests ranging up to 60%. Eighteen (18) of the wells were completed as producers and three were dry holes. Drilling was concentrated in Ellis and Harper Counties on the company's 17,000 gross acre Sand Creek Prospect and its 6,000 gross acre Two Springs Prospect where 18 wells were drilled. The wells targeted the Morrow and Chester formations between 7,000 and 9,000 feet. A promising well was also drilled on the Traxler Prospect located in Beaver County, Oklahoma. Both the Sand Creek and Two Springs properties have ample room for additional wells to be drilled and the company believes that more excellent wells are likely.

Drilling is not restricted to the Sand Creek, Two Springs and Traxler Prospects. The company has drilled wells and is generating prospects elsewhere in the Northern Anadarko Basin, in the Oklahoma Panhandle, and north-central Oklahoma. In addition, 98 coal bed methane wells were drilled on acreage in Wyoming where the company owns primarily small royalty interests.

Several of the more promising wells drilled in 2003 commenced production in the fourth quarter of 2003. That resulted in fourth quarter production increasing 48% over the same quarter last year and 27% over the immediately preceding quarter. The well recently drilled on the Traxler Prospect commenced production shortly after year end.

The company replaced 337% of the reserves produced in 2003 and its reserve replacement cost was $5.15 per barrel of oil-equivalent, or $0.86 per Mcf of gas-equivalent. According to John S. Herold, Inc.'s Global Upstream Performance Review, the company's historic three and five-year average reserve replacement costs have been in the best quartile of its peer group.

Calliope Gas Recovery System. Calliope systems are currently installed on 13 wells, all company-operated. Nine of these wells are included in the company's Significant Properties (see Item 1, "Properties-General"). The 11,800-foot J. C. Carroll well provides an excellent example of Calliope's potential. When the well was purchased for salvage value in 1999, it had not produced commercially in five years. Calliope immediately restored production to 660 Mcfg (thousand cubic feet of gas) per day. Calliope has already recovered about 0.7 Bcfg from the Carroll well and the company estimates it will recover an additional
1.1 Bcfg.

During 2003, the company installed Calliope on six dead or uneconomic wells with 100% success. Included in those wells was an 18,400-foot well that had been dead for three years. This well extended Calliope's depth record by 5,600 feet, or 43%, and has recently produced over 600 Mcf of gas per day. The company is in various stages of preparing to install new Calliope systems on four additional wells in Oklahoma.

The company's primary challenge presently, is obtaining candidate wells on the needed scale. In addition, wells that are available for purchase often have mechanical problems or problems caused by the seller's "parting shots" which preclude successful Calliope installations. The company is considering a number of strategies to realize the value of Calliope. In an effort to install Calliope on more wells, the company intends to offer joint ventures or other sharing arrangements to selected companies that have access to Calliope candidate wells. To that end, during 2003, the company concluded a Calliope marketing study and fortified Calliope's track record in anticipation of completing a multimedia presentation to introduce Calliope to selected companies. The presentation is now expected to be completed in March 2004. The company presently intends to use the multimedia presentation only for the purpose described above.

Reserves. Refer to Item 2, "Properties, General, Estimated Proved Oil and Gas Reserves and Future Net Reserves", for information regarding oil and gas reserves.

Results of Operations

In 2003, total revenues rose 58% to $8,491,000 compared to $5,358,000 in 2002. As the oil and gas price/volume table on page 8 shows, total gas price realizations, which reflect hedging transactions, rose 50% to $4.50 per Mcf and oil price realizations rose 26% to $27.68 per barrel. The net effect of these price changes was to increase oil and gas sales by $2,760,000. Hedging losses were $92,000 in 2003 compared with gains of $505,000 in 2002. Gas production rose 12% and oil production declined 5%.
The net effect of these volume changes was to increase oil and gas sales by $633,000. The increase in gas volumes resulted primarily from successful drilling in 2003 and 2002. Operating income rose 10% due to drilling supervision income and additional operated wells. Investment income and other increased 168% due primarily to improved market conditions.

In 2003, total costs and expenses rose 18% to $4,244,000 compared to $3,602,000 in 2002. Oil and gas production expenses rose
25% due primarily to increased production taxes on higher revenues and new wells added during the year. Depreciation, depletion and amortization ("DD&A") increased 11% primarily due to an increase in production volume. General and administrative expenses rose 19% due to expenses related to installation of, and conversion to updated accounting software, and increased salary costs. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28% in 2003 and 27% in 2002.

In 2002, total revenues fell 8% to $5,358,000 compared to $5,807,000 in 2001. As the oil and gas price/volume table on page 8 shows, total gas price realizations, which reflect hedging transactions, fell 40% to $3.00 per Mcf and oil price realizations fell 17% to $22.01 per barrel. The net effect of these price changes was to decrease oil and gas sales by $1,604,000. Hedging gains were $505,000 in 2002 compared to $663,000 in 2001. Gas volumes produced rose 62% and oil volumes produced declined 16%. The net effect of these volume changes was to increase oil and gas sales by $1,139,000. The increase in gas volumes resulted primarily from successful drilling in 2002 and 2001. The decline in oil volumes produced was primarily due to a waterflood project that peaked in 2001 and started a normal decline in 2002. Operating income rose 7% due to drilling supervision income and additional operated wells. Investment income and other declined 9% due primarily to market conditions during 2002 that limited investment opportunities for the market timers that manage the bulk of the company's investments.

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

Critical Accounting Policies and Estimates

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the consolidated financial statements, the company (i) follows the full cost method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method, and (iii) applies a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations, but would not affect cash flows.

Estimates of Proved Oil and Gas Reserves. An independent petroleum engineer annually estimates approximately 60% of the company's proved reserves. The company estimates the remainder. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. In addition, subsequent physical and economic factors such as the results of drilling, testing, production and product prices may justify revision of such estimates. Therefore, actual quantities, production timing, and the value of reserves may differ substantially from estimates. A reduction in proved reserves would result in an increase in depreciation, depletion and amortization ("DD&A") expense.

Estimates of Asset Retirement Obligations. In accordance with SFAS No 143, the company makes estimates of future costs and the timing thereof in connection with recording its future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase DD&A expense. Cash flows would not be affected until costs to plug and abandon were actually incurred.


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


ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements


Consolidated Balance Sheets, October 31, 2003 and 2002

Consolidated Statements of Operations for the Three Years Ended
 October 31, 2003

Consolidated Statements of Stockholders' Equity for the Three Years Ended October 31, 2003

Consolidated Statements of Cash Flows for the Three Years
 Ended October 31, 2003

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED BALANCE SHEETS
October 31, 2003 and 2002


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------

Assets                                              2003          2002
----------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $ 1,885,000   $ 1,324,000
  Short-term investments                       4,778,000     5,586,000
  Receivables:
    Trade                                        410,000       577,000
    Accrued oil and gas sales                  1,256,000       535,000
    Other                                        234,000       390,000
----------------------------------------------------------------------

      Total current assets                     8,563,000     8,412,000
----------------------------------------------------------------------

Oil and gas properties, net, at cost,
 using full cost method:
  Unevaluated                                  2,075,000     1,690,000
  Evaluated                                   11,986,000     7,987,000
----------------------------------------------------------------------

      Net oil and gas properties              14,061,000     9,677,000
----------------------------------------------------------------------

Exclusive license agreement, net of
 amortization of $221,000 and $152,000           478,000       548,000
----------------------------------------------------------------------

Other, net                                       470,000       174,000
----------------------------------------------------------------------

                                             $23,572,000   $18,811,000
======================================================================



Liabilities and Stockholders' Equity
----------------------------------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities   $ 1,776,000   $ 1,733,000
  Income taxes payable                           210,000        49,000
----------------------------------------------------------------------

      Total current liabilities                1,986,000     1,782,000

Deferred income taxes, net                     3,358,000     2,314,000
----------------------------------------------------------------------

Exclusive license obligation, less current
 obligations of $53,000 and $48,000              355,000       408,000
----------------------------------------------------------------------

Asset retirement obligation                      238,000          -
----------------------------------------------------------------------

Commitments
----------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, without par value,
   5,000,000 shares authorized,
   none issued                                      -             -
  Common stock, $.10 par value,
   20,000,000 shares authorized,
   4,334,000 shares issued in 2003
   and 3,678,000 issued in 2002                  433,000       368,000
  Capital in excess of par value              12,664,000     6,452,000
  Retained earnings net of $6,272,000
   related to 20% stock dividend in 2003       5,062,000     8,209,000
  Accumulated other comprehensive income         180,000        37,000
  Treasury stock, at cost, 378,000 shares
    in 2003, and 398,000 shares in 2002         (704,000)     (759,000)
----------------------------------------------------------------------

      Total stockholders' equity              17,635,000    14,307,000
----------------------------------------------------------------------

                                             $23,572,000   $18,811,000
======================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 2003


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------
                                         2003           2002           2001
---------------------------------------------------------------------------
Revenues:

  Oil and gas sales               $ 7,494,000    $ 4,698,000    $ 5,163,000

  Operating                           536,000        488,000        456,000

  Investment income and other         461,000        172,000        188,000
---------------------------------------------------------------------------
                                    8,491,000      5,358,000      5,807,000
---------------------------------------------------------------------------

Costs and expenses:

  Oil and gas production            1,608,000      1,291,000      1,135,000

  Depreciation, depletion and
   amortization                     1,333,000      1,202,000        842,000

  General and administrative        1,257,000      1,060,000        957,000

  Interest                             46,000         49,000         53,000
---------------------------------------------------------------------------
                                    4,244,000      3,602,000      2,987,000
---------------------------------------------------------------------------

Income before income taxes and
 cumulative effect of
 accounting change                  4,247,000      1,756,000      2,820,000

Income taxes                       (1,189,000)      (474,000)      (818,000)
---------------------------------------------------------------------------

Income before cumulative
 effect of accounting change        3,058,000      1,282,000      2,002,000

Cumulative effect of change
 in accounting principle               72,000           -              -
---------------------------------------------------------------------------
Net income                        $ 3,130,000    $ 1,282,000    $ 2,002,000
===========================================================================

Basic income per share before
 accounting change                     $  .77         $  .33         $  .53
Cumulative effect of change in
 accounting principle                     .02            -              -
---------------------------------------------------------------------------

Basic income per share                 $  .79         $  .33         $  .53
===========================================================================

Diluted income per share before
 accounting change                     $  .76         $  .32         $  .51
Cumulative effect of change in
 accounting principle                     .02            -              -
---------------------------------------------------------------------------

Diluted income per share               $  .78         $  .32         $  .51
===========================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Years Ended October 31, 2003


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                         Capital In                    Other                       Total
                                     Common Stock         Excess Of     Retained   Comprehensive   Treasury    Stockholders'
                                 --------------------
                                 Shares       Amount      Par Value     Earnings       Income        Stock         Equity
----------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2000      3,678,000   $  368,000   $ 6,270,000   $4,925,000          -      $(1,176,000)  $10,387,000

Comprehensive income:
 Net income                          -            -             -       2,002,000          -             -        2,002,000
 Other comprehensive income,
  net of tax:  Change in fair
   value of derivatives              -            -             -             -        $ 14,000          -           14,000
                                                                                                               -----------

 Comprehensive income                -            -             -             -            -             -        2,016,000

Stock options issued
 to consultant                       -            -           12,000          -            -             -           12,000

Income tax benefit from
 exercise of nonqualified
 stock options and
 premature dispositions              -            -          170,000          -            -             -          170,000

Purchase of treasury stock           -            -             -             -            -         (129,000)     (129,000)

Exercise of stock options            -            -             -             -            -          387,000       387,000

----------------------------------------------------------------------------------------------------------------------------


Balances, October 31, 2001      3,678,000      368,000     6,452,000    6,927,000        14,000      (918,000)   12,843,000

Comprehensive income:
 Net income                          -            -             -       1,282,000          -             -        1,282,000
 Other comprehensive income,
  net of tax:  Change in fair
   value of derivatives              -            -             -             -          23,000          -           23,000
                                                                                                                -----------

 Comprehensive income                -            -             -             -            -             -        1,305,000

Purchase of treasury stock           -            -             -             -            -          (71,000)      (71,000)

Exercise of stock options            -            -             -             -            -          230,000       230,000

----------------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2002      3,678,000      368,000     6,452,000    8,209,000        37,000      (759,000)   14,307,000

Comprehensive income:
 Net income                          -            -             -       3,130,000          -             -        3,130,000
 Other comprehensive income,
  net of tax:  Change in fair
   value of derivatives              -            -             -             -         143,000          -          143,000
                                                                                                                -----------

 Comprehensive income                -            -             -             -            -             -        3,273,000

20% stock dividend                656,000       65,000     6,212,000   (6,277,000)         -             -             -

Purchase of treasury stock           -            -             -             -            -           (1,000)       (1,000)

Exercise of stock options            -            -             -             -            -           56,000        56,000

----------------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2003      4,334,000   $  433,000   $12,664,000   $5,062,000   $   180,000   $  (704,000)  $17,635,000
============================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 2003


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------

                                              2003         2002         2001
----------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                            $3,130,000   $1,282,000   $2,002,000
  Non-cash expenses included in
   net income:
    Depreciation, depletion and
     amortization                        1,333,000    1,202,000      842,000
    Deferred income taxes                1,016,000      379,000      527,000
    Cumulative effect of change in
     accounting principle                  (72,000)        -            -
    Other                                    6,000        7,000       21,000
  Changes in operating assets
   and liabilities:
    Proceeds from
     short-term investments              5,261,000    4,836,000    3,209,000
    Purchase of
     short-term investments             (4,453,000)  (5,139,000)  (3,866,000)
    Trade receivables                      167,000     (260,000)     (90,000)
    Accrued oil and gas sales             (721,000)    (168,000)     105,000
    Other current assets                   299,000     (126,000)      12,000
    Accounts payable
     and accrued costs and expenses       (236,000)     603,000      191,000
    Income taxes payable                   161,000      (61,000)    (140,000)
----------------------------------------------------------------------------

Net cash provided
   by operating activities               5,891,000    2,555,000    2,813,000
----------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to oil and gas properties
   (net of $446,000 in 2003 included
   primarily in Accounts Payable)       (5,520,000)  (2,464,000)  (2,688,000)
  Proceeds from sale of oil and gas
   properties                              526,000      376,000       34,000
  Other                                   (338,000)     (77,000)     (42,000)
----------------------------------------------------------------------------

Net cash used in investing activities   (5,332,000)  (2,165,000)  (2,696,000)
----------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from exercise
   of stock options                         56,000      230,000      387,000
  Purchase of treasury stock                (1,000)     (71,000)    (129,000)
  Principal payment on exclusive
   license obligation                      (53,000)     (44,000)     (40,000)
----------------------------------------------------------------------------

Net cash provided
   by financing activities                   2,000      115,000      218,000
----------------------------------------------------------------------------

Increase in cash and cash equivalents      561,000      505,000      335,000

Cash and cash equivalents:
  Beginning of year                      1,324,000      819,000      484,000
----------------------------------------------------------------------------

  End of year                           $1,885,000   $1,324,000   $  819,000
============================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003

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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. At
October 31, 2003, approximately 43% of short-term investments are mutual funds. Other short-term investments consist primarily of professionally managed limited partnerships which provide readily determinable market values and short-term liquidity. The partnerships are invested primarily in financial instruments. Unrealized gains on limited partnerships are not significant. Short-term investments are classified as "trading" and are stated at fair value with realized and unrealized gains and losses immediately recognized.

Oil and Gas Properties

The company follows the full cost method of accounting for its oil and gas operations. Under this method all costs incurred in the acquisition, exploration, and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities which totaled $200,000 in 2003, 2002 and 2001. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling," the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating costs, and an estimate of the value of unproved properties which are included in the cost center. Costs of oil and gas properties are amortized using the units of production method. The company's composite depreciation, depletion and amortization ("DD&A") rate per equivalent barrel produced was $4.41 in 2003, $4.27 in 2002 and $4.06 in 2001.

Unevaluated properties consist primarily of lease acquisition and maintenance costs. Evaluation normally takes three to five years. Of the unevaluated property costs, $829,000 and $98,000 were incurred in 2003 and 2002, respectively.

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

Hedging gains and losses are recognized as adjustments to oil and gas sales as the hedged product is produced. The company had hedging losses of $92,000 in 2003 , and hedging gains of $505,000 in 2002, and $663,000 in 2001. The company has recorded in other comprehensive income net deferred gains of approximately $248,000 ($180,000 net of tax) related to natural gas hedging transactions of which gains of $161,000 were realized and $87,000 were unrealized. Any hedge ineffectiveness, which is currently immaterial, is immediately recognized in other income. At October 31, 2003, the company's open hedge position totaled 560,000 Mcf covering the months of December 2003 through March 2004 at an average price of $5.19 per Mcf. The hedge represented approximately 85% of the company's estimated gas production for those months.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123." Among other provisions, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under current accounting rules the company elected to account for its stock-based employee compensation under the intrinsic value method established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

For purposes of this disclosure, the fair value of each option granted was $5.66 in 2003, $3.75 in 2002 and $2.41 in 2001. All
options were granted with an exercise price equal to the market price on the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected average volatility of 52% in 2003, 53% in 2002 and 58% in 2001, a risk-free interest rate of 3% in 2003, 4% in 2002 and 6% in 2001, no expected dividends, and average expected terms of five years.

If compensation expense had been determined in accordance with the provisions of SFAS No. 123, the company's net income and per share amounts would have been reported as follows:

Years Ended October 31                 2003         2002         2001
------------------------------------------------------------------------
Net Income as reported              $3,130,000   $1,282,000   $2,002,000
Pro forma stock compensation
 expense, net of tax                  (428,000)    (103,000)    (130,000)
------------------------------------------------------------------------
Pro forma net income                $2,702,000   $1,179,000   $1,872,000
========================================================================

Basic net income per share:
 As reported                           $  0.79      $  0.33      $  0.53
========================================================================

 Pro forma                             $  0.69      $  0.30      $  0.50
========================================================================


Diluted net income per share:
 As reported                           $  0.78      $  0.32      $  0.51
========================================================================

 Pro forma                             $  0.68      $  0.30      $  0.48
========================================================================

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company's stock for the period. Total potential dilutive shares based on options outstanding at October 31, 2003 was 322,980. The assumed exercise of stock options would increase the weighted average shares outstanding from 3,942,000 to 4,019,000 in 2003, 3,894,000 to
3,979,000 in 2002 and from 3,732,000 to 3,925,000 in 2001.  Shares outstanding for 2002 and 2001 have been adjusted to reflect a 20% stock dividend effective April 2, 2003.

Change in Accounting Principle

In June 2001, the Financial Accounting Standards Board issued
SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The company adopted SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000). During 2003, the company recognized $7,000 of accretion expenses on the liability and a decrease of $45,000 in depletion expense as a result of adopting SFAS No. 143.

Recently Issued Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, "Business Combinations", to oil and gas companies. The issue is whether SFAS No. 141 requires oil and gas companies to classify the costs of mineral rights held under lease or contracts as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically the company and other oil and gas companies have included such costs as part of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires such reclassifications, the company estimates amounts to be reclassified from Oil and Gas Properties to Intangible Assets at October 31, 2003 and 2002 would be $5,600,000 and $4,300,000, respectively. These potential balance sheet reclassifications would have no effect on results of operations or cash flow.

(2)   COMMON STOCK AND PREFERRED STOCK

The company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company's Board of Directors. Approximately 100,000 shares of the company's authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company's Shareholders' Rights Plan.

On March 19, 2003, the company declared a 20% stock dividend to shareholders of record on April 2, 2003. On April 23, 2003, the company issued 656,000 shares of common stock in conjunction with this dividend. Accordingly, the fair value based on the quoted market price of the additional shares issued of $6,277,000 was charged to retained earnings and credited to common stock and capital in excess of par value. Cash payments were made to shareholders in lieu of fractional shares. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been adjusted to reflect the effects of the stock dividend.

The company's 1997 Stock Option Plan (the "Plan"), as amended and restated effective October 25, 2001, authorizes the granting of incentive and nonqualified options to purchase shares of the company's common stock. The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted. The Plan provides that upon a change in control of the company, options then outstanding will immediately vest and the company will take such actions as are necessary to make all shares subject to options immediately salable and transferable. Plan activity is set forth below and has been adjusted for the 20% stock dividend.

Years Ended October 31    2003         2002 Adjusted     2001 Adjusted
-----------------------------------------------------------------------
                            Weighted          Weighted          Weighted
                            Average           Average           Average
                   Number   Exercise  Number  Exercise  Number  Exercise
                      of                of                of
                   Options   Price   Options   Price   Options   Price
-----------------------------------------------------------------------
Outstanding at
  beginning
  of year           115,080  $ 4.22   354,000  $ 3.05   440,000  $ 1.94
    Granted         246,500   13.00    18,000    6.96   150,000    4.08
    Exercised       (20,100)   2.82  (136,920)   1.68  (236,000)   1.64
    Cancelled
     or forfeited   (18,500)  10.24  (120,000)   4.07      -        -
-----------------------------------------------------------------------
Outstanding
  at end of year    322,980  $10.67   115,080  $ 4.22   354,000  $ 3.05
=======================================================================

Options are exercisable at weighted average exercise prices as follows: 113,228 in 2003 at $7.23; 72,435 in 2004 at $12.65;
72,442 in 2005 at $12.65; 34,687 in 2006 at $11.91; and 30,188 in
2007 at $12.65. Options expire with weighted average exercise prices as follows: 13,500 in 2004 at $3.39, 27,480 in 2005 at
$4.11, 30,000 in 2006 at $4.17, 18,000 in 2007 at $6.96, 18,000 in
2008 at $8.38, 216,000 in 2013 at $13.37.  The weighted average remaining contractual life of options outstanding at October 31, 2003 is 7.2 years.

(3)   COMMITMENTS

The company leases office facilities under an operating lease agreement which expires May 1, 2006. The lease agreement requires payments of $42,000 in 2004 and 2005 and $21,000 in 2006. Total
rental expense in 2003 was $73,000, 2002 was $73,000, and $68,000 in 2001. The company has no capital leases and no other operating lease commitments.

(4)   INCOME TAXES

The company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. At October 31, 2003, the company had $613,000 of statutory depletion carry forward for tax return purposes and $177,000 for financial statement purposes.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

Years Ended October 31                   2003         2002         2001
------------------------------------------------------------------------
Current                            $  173,000   $   95,000   $  291,000
Deferred                            1,016,000      379,000      527,000
------------------------------------------------------------------------

                                   $1,189,000   $  474,000   $  818,000
========================================================================

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

Years Ended October 31                   2003         2002         2001
------------------------------------------------------------------------
Federal statutory income tax rate         34%          34%          34%
State income taxes                         2            2            2
Percentage depletion                      (8)          (9)          (7)
-----------------------------------------------------------------------

                                          28%          27%          29%
=======================================================================

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 2003 and 2002 are as follows:

October 31                                           2003          2002
-----------------------------------------------------------------------
Deferred tax assets:
  Gain on property sales                      $   452,000   $   334,000
-----------------------------------------------------------------------

  Total deferred tax assets                       452,000       334,000
-----------------------------------------------------------------------

Deferred tax liabilities:
  Intangible drilling, leasehold and
    other exploration costs capitalized
    for financial reporting purposes but
    deducted for tax purposes                  (3,438,000)   (2,436,000)
  State taxes and other                          (372,000)     (212,000)
-----------------------------------------------------------------------

  Total deferred tax liabilities               (3,810,000)   (2,648,000)
-----------------------------------------------------------------------

Net deferred tax liability                    $(3,358,000)  $(2,314,000)
=======================================================================

(5)   EXCLUSIVE LICENSE AGREEMENT OBLIGATION

On September 1, 2000, the company acquired an unrestricted, exclusive license for patented technology. The initial license term is ten years and includes an option to extend the term to the remaining life of the patents. The licensor will receive a net 8.3% carried interest in any installation of the technology. The license purchase price is $1,115,000, of which $485,000 has been paid. The balance, which is due in six remaining annual increments of $105,000, is recorded at 10% present value. The related assets are being amortized over 10 years on a straight-line basis. If the option to extend the license after the initial ten-year term is exercised, the cost will be $94,000 per year to the expiration of the last patent.

(6)   SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

October 31                             2003          2002          2001
-----------------------------------------------------------------------
Unproved properties not being
 amortized                      $ 2,075,000   $ 1,690,000   $ 1,549,000
Properties being amortized       23,082,000    18,027,000    16,080,000
Accumulated depreciation,
 depletion and amortization     (11,096,000)  (10,040,000)   (8,960,000)
-----------------------------------------------------------------------

Total capitalized costs         $14,061,000   $ 9,677,000   $ 8,669,000
=======================================================================

Acquisition, Exploration and Development Costs Incurred

Years Ended October 31                 2003          2002          2001
-----------------------------------------------------------------------
Property acquisition costs net
  of divestiture proceeds:
    Proved                      $      -      $      -      $      -
    Unproved                        385,000        14,000        87,000
Exploration costs                 4,233,000     2,007,000     2,481,000
Development costs                   822,000        67,000        86,000
-----------------------------------------------------------------------

Net costs incurred              $ 5,440,000   $ 2,088,000   $ 2,654,000
=======================================================================

Major Customers and Operating Region

The company operates exclusively within the United States. Except for cash investments, all of the company's assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Duke Energy 49% in 2003, 40% in 2002, and 30% in 2001; Enogex, Inc. 10% in 2003 and 15% in 2001.

Oil and Gas Reserve Data (Unaudited)

Independent petroleum engineers estimated proved reserves for the company's properties which represented approximately 64% in 2003, 62% in 2002 and 62% in 2001 of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $28.64, $26.76, and $20.61 per barrel for oil and $3.99, $3.74, and $2.87 per Mcf for gas in 2003, 2002, and 2001,
respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated year.

                           2003                2002               2001
------------------------------------------------------------------------------
                     Gas(Mcf) Oil(bbls)  Gas(Mcf) Oil(bbls)  Gas(Mcf) Oil(bbls)
------------------------------------------------------------------------------
Proved reserves:
 Balance,
  November 1         9,415,000  337,000  9,121,000  330,000  7,413,000 373,000
 Revisions of
  previous estimates  (220,000)  35,000  (239,000)  20,000      82,000  (9,000)
 Extensions and
  discoveries        5,867,000   51,000  1,715,000  28,000   2,404,000   5,000
 Purchases of
  reserves in place    178,000     -       141,000    -         22,000   5,000
 Sales of reserves
  in place              (5,000)  (3,000)   (25,000) (4,000)       -       -
 Production         (1,449,000) (35,000)(1,298,000)(37,000)   (800,000)(44,000)
------------------------------------------------------------------------------

 Balance,
  October 31        13,786,000  385,000  9,415,000  337,000  9,121,000 330,000
==============================================================================

Proved developed reserves:

 Beginning of period 8,459,000  298,000  8,249,000  296,000  6,511,000 340,000
==============================================================================

 End of period      13,786,000  385,000  8,459,000  298,000  8,249,000 296,000
==============================================================================

The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated year.

                                            2003           2002           2001
------------------------------------------------------------------------------
Future cash inflows                 $ 66,043,000   $ 44,244,000   $ 32,952,000
Future production and
 development costs                   (20,878,000)   (14,469,000)   (11,109,000)
Future income tax expense            (11,094,000)    (6,552,000 )   (4,589,000)
------------------------------------------------------------------------------
Future net cash flows                 34,071,000     23,223,000     17,254,000
10% discount factor                  (12,930,000)    (9,157,000)    (6,294,000)
------------------------------------------------------------------------------
Standardized measure of
 discounted future net cash flows   $ 21,141,000   $ 14,066,000   $ 10,960,000
==============================================================================

The principal sources of change in the standardized measure of discounted future cash flows from reserves are set forth below for the indicated year.

                                            2003           2002           2001
------------------------------------------------------------------------------
Balance, November 1                 $ 14,066,000   $ 10,960,000   $ 14,456,000
Sales of oil and gas produced,
 net of production costs              (5,886,000)    (3,407,000)    (4,028,000)
Net changes in prices, production
 and development costs                 2,484,000      3,587,000     (8,661,000)
Extensions and discoveries, net of
 future development and production
 costs                                11,436,000      3,039,000      4,132,000
Revisions of quantity
 estimates, timing, and other             77,000       (218,000)     1,883,000
Purchases of reserves in place           441,000        320,000        110,000
Sales of reserves in place               (66,000)      (122,000)          -
Accretion of discount                  1,407,000      1,096,000      1,446,000
Net change in income taxes            (2,818,000)    (1,189,000)     1,622,000
------------------------------------------------------------------------------

Balance, October 31                 $ 21,141,000   $ 14,066,000   $ 10,960,000
==============================================================================

<Audit-Report>
INDEPENDENT AUDITORS' REPORT


CREDO PETROLEUM CORPORATION AND SUBSIDIARIES


The Board of Directors and Stockholders
CREDO Petroleum Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                         HEIN + ASSOCIATES LLP




Denver, Colorado
December 22, 2003
</Audit-Report>

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.   CONTROLS AND PROCEDURES

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


                           PART III.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's year 2003.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's year 2003.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's year 2003.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's year 2003.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

3(a)(i)    Articles of Incorporation of CREDO Petroleum
 & 4(a)    Corporation (incorporated by reference to
           Form 10-K dated October 31, 1982).
3(a)(ii) Articles of Amendment of Articles of Incorporation, dated March 9, 1982 (incorporated by reference to
           Form 10-K dated October 31, 1982).
3(a)(iii)  Articles of Amendment of Articles of Incorporation,
           dated October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).
3(a)(iv) Articles of Amendment of Articles of Incorporation dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(v) Articles of Amendment of Articles of Incorporation dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).
3(a)(vi) Articles of Amendment of Articles of Incorporation dated April 2,1985 (incorporated by reference to
           Form 10-K dated October 31, 1985).
3(a)(vii)  Articles of Amendment of Articles of Incorporation
           dated March 25, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).
 3(a)(viii) Articles of Amendment of Articles of Incorporation dated March 24, 1988 (incorporated by reference to Form 10-K dated October 31, 1989).
3(a)(ix)   Articles of Amendment to Articles of Incorporation
           dated May 11, 1990.
3(b)(i) By-Laws of CREDO Petroleum Corporation, as amended October 30, 1986 (incorporated by reference to
           Form 10-K dated October 31, 1986).
3(b)(ii) Amendment to Article X of CREDO Petroleum Corporation's By-Laws dated March 24, 1988 (incorporated by reference to the company's definitive proxy dated February 5, 1988).
4(i)       Shareholders' Rights Plan, dated April 11, 1989.
4(ii)      Amendment to Shareholders' Rights Plan, dated
           February 24, 1999 (incorporated into Part II of the company's Form 10-QSB dated January 31, 1999).
10(a) CREDO Petroleum Corporation Non-qualified Stock Option Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).
10(b) CREDO Petroleum Corporation Incentive Stock Option Plan, dated October 2, 1981 (incorporated by reference to the company's definitive proxy statement, dated January 22, 1982).
10(c) Model of Director and Officer Indemnification Agreement provided for by Article X of CREDO Petroleum Corporation's By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).
10(d)      CPC Exclusive License Agreement, dated
           September 1, 2000 (incorporated by reference to
           Form 10-KSB dated October 31, 2000).
10(e) CREDO Petroleum Corporation 1997 Stock Option Plan, as amended and restated effective October 25, 2001 (incorporated by reference to Form 10-KSB dated October 31, 2001).
21 CREDO Petroleum Corporation (a Colorado corporation) and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.
31.1       Certification by Chief Executive Officer under
           Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2       Certification by Chief Financial Officer under
           Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1       Certification by Chief Executive Officer under
           Section 906 of the Sarbanes-Oxley Act
           (18 U.S.C. Section 1350) (Filed herewith)
32.2       Certification by Chief Financial Officer under
           Section 906 of the Sarbanes-Oxley Act
           (18 U.S.C. Section 1350) (Filed herewith)

(b)        Reports on Form 8-K

           On September 16, 2003, CREDO Petroleum Corporation filed a current report on Form 8-K reporting under
           Item 9 Pursuant to Item 12 that it had issued a press release announcing its third quarter 2003 financial results and updated drilling results.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the company's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the company's year 2003.



                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CREDO PETROLEUM CORPORATION


                        By:/s/ James T. Huffman
                           ----------------------------
                           James T. Huffman,
                           Chief Executive Officer
                           (Principal Executive Officer)


                        By:/s/ James P. Garrett, Jr.
                           ----------------------------
                           James P. Garrett, Jr.
                           Vice President and
                           Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)


Date:  January 14, 2004


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date                Signature                 Title

January 29, 2004  /s/ William N. Beach       Director
                  -------------------------
                      William N. Beach


January 29, 2004  /s/ Clarence H. Brown      Director
                  -------------------------
                      Clarence H. Brown


January 29, 2004  /s/ Oakley Hall            Director
                  -------------------------
                      Oakley Hall


January 14, 2004  /s/ James T. Huffman       Chairman of the
                  -------------------------  Board, President,
                      James T. Huffman       Treasurer




January 29, 2004  /s/ William F. Skewes      Director,
                  -------------------------  Corporate
                      William F. Skewes      Secretary,
                                             General
                                             Counsel


January 29, 2004  /s/ Richard B. Stevens     Director
                  -------------------------
                      Richard B. Stevens

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

Date:  January 14, 2004

                     /s/ James T. Huffman
                     ------------------------------
                     James T. Huffman
                     Chief Executive Officer

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

Date:  January 14, 2004

                     /s/ James P. Garrett, Jr.
                     ------------------------------
                     James P. Garrett, Jr.
                     Vice President and Chief Financial Officer

                                                    Exhibit 32.1


            CERTIFICATION OF CHIEF EXECUTIVE OFFICER
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         18 U.S.C. 1350)


The undersigned, James T. Huffman, President and Chief Executive Officer of CREDO Petroleum Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 (the "Report").

The undersigned hereby certifies that:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of
    1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of January, 2004.


                     /s/ James T. Huffman
                     ------------------------------
                     James T. Huffman
                     Chief Executive Officer

                                                    Exhibit 32.2


            CERTIFICATION OF CHIEF FINANCIAL OFFICER
    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                        (18 U.S.C. 1350)

The undersigned, James P. Garrett, Jr., Vice President and Chief Financial Officer of CREDO Petroleum Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2003 (the "Report").

The undersigned hereby certifies that:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of
    1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of January, 2004.


                     /s/ James P. Garrett, Jr.
                     ------------------------------
                     James P. Garrett, Jr.
                     Vice President and Chief Financial Officer