Form 10QSB
period 2004-01-31
CREDO PETROLEUM CORP
filed 2004-03-16
CIK 277924

________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

               For Quarter Ended January 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of February
29, 2004:  Common stock, $.10 par value - 4,012,121
           Preferred stock, no par value - None issued

________________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

               For Quarter Ended January 31, 2004

________________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets As of January 31, 2004
 (Unaudited) and October 31, 2003

Consolidated Statements of Earnings and Changes in Retained
 Earnings (Unaudited) For the Three Month Periods Ended
 January 31, 2004 and 2003

Consolidated Statements of Cash Flows (Unaudited)
 For the Three Month Periods Ended
 January 31, 2004 and 2003

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     31.1  Certification by Chief Executive Officer under
           Section 302 of the Sarbanes-Oxley Act of 2002

     31.2  Certification by Chief Financial Officer under
           Section 302 of the Sarbanes-Oxley Act of 2002

     32.1  Certification by Chief Executive Officer and
           Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K

     On January 7, 2004 CREDO Petroleum Corporation filed a current report on Form 8-K reporting under Item 9 pursuant to
Item 12 that we had issued a press release announcing our fiscal 2003 financial results.

         ___________________________________________

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the company's results for the periods presented. These consolidated financial statements should be read in conjunction with the company's
Form 10-KSB for the fiscal year ended October 31, 2003.

                          CREDO PETROLEUM CORPORATION
                          Consolidated Balance Sheets

                                  A S S E T S
                                                  January 31,    October 31,
                                                     2004           2003
                                                 ------------   ------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  2,444,000   $  1,885,000
  Short term investments                            5,535,000      4,778,000
  Receivables:
    Trade                                             467,000        410,000
    Accrued oil and gas sales                       1,684,000      1,256,000
    Other                                              31,000        234,000
                                                 ------------   ------------
      Total current assets                         10,161,000      8,563,000
                                                 ------------   ------------

OIL AND GAS PROPERTIES, net, at cost,
 using full cost method:
  Unevaluated                                       2,081,000      2,075,000
  Evaluated                                        12,494,000     11,986,000
                                                 ------------   ------------
      Net oil and gas properties                   14,575,000     14,061,000
                                                 ------------   ------------

EXCLUSIVE LICENSE AGREEMENT, net of
  amortization of $239,000 in 2004
   and $221,000 in 2003                               460,000        478,000

OTHER, net                                            166,000        470,000
                                                 ------------   ------------

                                                 $ 25,362,000   $ 23,572,000
                                                 ============   ============

   L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y


CURRENT LIABILITIES:
  Accounts payable and accrued liabilities       $  2,115,000   $  1,776,000
  Income taxes payable                                277,000        210,000
                                                 ------------   ------------
      Total current liabilities                     2,392,000      1,986,000
                                                 ------------   ------------

DEFERRED INCOME TAXES, net                          3,720,000      3,358,000

EXCLUSIVE LICENSE OBLIGATION, less current
  obligations of $53,000                              355,000        355,000

ASSET RETIREMENT OBLIGATION                           264,000        238,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value,
    5,000,000 shares authorized, none issued             -              -
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    4,334,000 shares issued in 2004 and 2003          433,000        433,000
  Capital in excess of par value                   12,664,000     12,664,000
  Retained earnings, net of $6,277,000
    related to 20% stock dividend in 2003           6,227,000      5,062,000
  Other comprehensive income (loss)                  (183,000)       180,000
  Treasury stock, at cost, 322,000 shares
    in 2004 and 378,000 shares in 2003               (510,000)      (704,000)
                                                 ------------   ------------
      Total stockholders' equity                   18,631,000     17,635,000
                                                 ------------   ------------

                                                 $ 25,362,000   $ 23,572,000
                                                 ============   ============

                            See accompanying notes.

                          CREDO PETROLEUM CORPORATION
              Consolidated Statements of Earnings And Changes in
                         Retained Earnings - Unaudited

                                                       Three Months Ended
                                                           January 31
                                                       2004          2003
                                                   -----------   -----------
REVENUES:
  Oil and gas sales                                $ 2,605,000   $ 1,589,000
  Operating                                            137,000       126,000
  Investment income and other                          108,000        76,000
                                                   -----------   -----------
                                                     2,850,000     1,791,000
                                                   -----------   -----------

COSTS AND EXPENSES:
  Oil and gas production                               460,000       327,000
  Depreciation, depletion and amortization             429,000       321,000
  General and administrative                           331,000       278,000
  Interest                                              12,000        13,000
                                                   -----------   -----------
                                                     1,232,000       939,000
                                                   -----------   -----------

INCOME BEFORE
  INCOME TAXES AND ACCOUNTING CHANGE                 1,618,000       852,000

INCOME TAXES                                          (453,000)     (239,000)
                                                   -----------   -----------

INCOME BEFORE ACCOUNTING
  CHANGE                                             1,165,000       613,000

CUMULATIVE EFFECT ON PRIOR
  YEARS OF SFAS 143-ACCOUNTING
  FOR ASSET RETIREMENT
  OBLIGATIONS (NET OF
  TAXES OF $28,000)                                       -           72,000
                                                   -----------   -----------

NET INCOME                                           1,165,000       685,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD                                5,062,000     8,209,000
                                                   -----------   -----------

RETAINED EARNINGS,
  END OF PERIOD                                    $ 6,227,000   $ 8,894,000
                                                   ===========   ===========


BASIC INCOME PER SHARE BEFORE ACCOUNTING CHANGE         $  .29        $  .15

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                     -             .02
                                                        ------        ------

BASIC NET INCOME PER SHARE                              $  .29        $  .17
                                                        ======        ======

DILUTED INCOME PER SHARE BEFORE ACCOUNTING CHANGE       $  .28        $  .15

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                     -             .02
                                                        ------        ------

DILUTED NET INCOME PER SHARE                            $  .28        $  .17
                                                        ======        ======

                           See accompanying notes.

                          CREDO PETROLEUM CORPORATION
               Consolidated Statements of Cash Flows - Unaudited

                                                       Three Months Ended
                                                           January 31
                                                       2004          2003
                                                   -----------   -----------
OPERATING ACTIVITIES:
  Net income                                       $ 1,165,000   $   685,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization           429,000       321,000
    Deferred income taxes                              362,000        79,000
    Cumulative effect of change in
     accounting principle                                 -          (72,000)
    Other                                                 -            2,000
  Changes in operating assets and liabilities:
    Proceeds from short term investments               176,000       724,000
    Purchase of short term investments                (933,000)     (880,000)
    Trade receivables                                  (57,000)     (119,000)
    Accrued oil and gas sales                         (428,000)     (200,000)
    Other                                             (160,000)       20,000
    Accounts payable and accrued costs
     and expenses                                      485,000       516,000
    Income tax payable                                  67,000       181,000
                                                   -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            1,106,000     1,257,000
                                                   -----------   -----------

INVESTING ACTIVITIES:
  Additions to oil and gas properties, net            (881,000)   (1,291,000)
  Proceeds from sale of oil and gas properties         102,000          -
  Changes in other long-term assets                     38,000         7,000
                                                   -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                 (741,000)   (1,284,000)
                                                   -----------   -----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   (58,500 options in 2004)                            233,000          -
  Purchase of treasury stock
   (2,000 shares in 2004 and 100 shares in 2003)       (39,000)       (1,000)
                                                   -----------   -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  194,000        (1,000)
                                                   -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       559,000       (28,000)

CASH AND CASH EQUIVALENTS:
  Beginning of Period                                1,885,000     1,324,000
                                                   -----------   -----------

  End of Period                                    $ 2,444,000   $ 1,296,000
                                                   ===========   ===========

Supplemental Cash Flow Information:
  Cash paid (refunds received) for income taxes    $    25,000   $      -
                                                   ===========   ===========


                            See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         January 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2004, working capital was $7,769,000, compared with $6,577,000 at October 31, 2003. Net cash provided by operating activities for the first three months of 2004 and 2003 was $1,106,000 and $1,257,000, respectively and comprises primarily net income, depreciation, depletion and amortization ("DD&A"), deferred income taxes, reduced by net increases in short-term investments, and increases in accrued oil and gas sales in each of the two periods. For 2004, such amounts are $1,165,000, $429,000, $362,000, $(757,000), and $(428,000),
respectively. For 2003, such amounts are $685,000, $321,000, 79,000, $(156,000), and $(200,000), respectively. In the first quarter 2004 and 2003, cash used in investing activities was $741,000 and $1,284,000, respectively, and was used primarily to fund oil and gas exploration and development expenditure, including Calliope, totaling $881,000 and $1,291,000, respectively.

     The average return on CREDO's investments during the first three months was 3% in 2004 and 2% in 2003. At January 31, approximately 70% of the investments were directly invested in mutual funds and brokerage accounts managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid, and the company believes they represent a responsible approach to cash management. In the company's opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news, such as the September 11th terrorist attacks.

     Existing working capital and anticipated cash flow are expected to be sufficient to fund 2004 operations. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at January 31, 2004. The company has no defined benefit plans and no obligations for post retirement employee benefits.

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

     The company realized hedging gains of $80,000 and $111,000 for the quarters ended January 31, 2004 and 2003, respectively. At January 31, 2004 the company has recorded in other comprehensive income net deferred losses of approximately $264,000 ($183,000 net of tax) related to natural gas hedging transactions.

     Subsequent to first quarter-end, hedges for the months of February and March 2004 were closed and an $88,000 loss was incurred. The company currently has open hedge positions totaling 700 MMcfg covering the months of April through October 2004 at an average NYMEX price of $4.82 per Mcf. This hedge represents approximately 65% of the company's estimated gas production for those months.

     During the quarter ended January 31, 2004 the company entered into a bank hedging line of credit facility with a maximum threshold amount of $2,000,000. At January 31, 2004, approximately 25% of the company's open natural gas hedge positions were covered by this agreement.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                                                   Three Months Ended
                                                       January 31,
                                                   2004          2003
                                               -----------   -----------
Net Income                                     $ 1,165,000   $   685,000
Other comprehensive income (loss),
 net of tax:
  Change in fair value of futures
   contracts used for natural gas hedging         (363,000)     (150,000)
                                               -----------   -----------
Comprehensive income                           $   802,000   $   535,000
                                               ===========   ===========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below. Price realizations include the sales price and hedging gains and losses.

               Three Months            Three Months          Percent  Percent
          Ended January 31, 2004   Ended January 31, 2003    Volume    Price
          ----------------------   ----------------------
Product      Volume     Price          Volume     Price      Change   Change
-------     -------    -------        -------    -------     ------   ------
Gas (Mcf)   458,000    $ 5.03(1)      313,000    $ 4.31(2)   + 46%    + 17%
Oil (bbls)   10,000    $29.95           9,000    $26.25      + 11%    + 14%
____________________________
(1) Includes $0.18 Mcf hedging gain.
(2) Includes $0.36 Mcf hedging gain.

     The company's business focuses on two core projects--natural gas drilling along the shelf of the Northern Anadarko Basin of Oklahoma and application of its patented Calliope Gas Recovery System. The company believes that, in combination, these two projects provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived gas reserves and production at reasonable costs and risks.

     Anadarko Shelf Drilling Program. At the beginning of fiscal 2004, the company had 11 wells on its drilling schedule.
However, the tight supply of drilling rigs has caused most of the wells to be delayed longer than anticipated. During the first quarter, the company drilled two wells in Oklahoma with working interests ranging up to 50%. Both wells appear to be productive and are awaiting pipeline connection and completion for production. A third well will be drilled in April and the remaining wells will be drilled consecutively beginning in May.

     The Bobby-John #1-10 was completed on the company's 17,000 gross acre Sand Creek Prospect located in Ellis County, Oklahoma. Electric log data indicates that the 7,850-foot well encountered the same Morrow sand that is producing in the company's Deanna #1-15 located approximately one-half mile to the south. The Deanna has been an excellent well for the area, and the company expects the Bobby-John to have similar production characteristics. The company is the operator and owns an approximate 50% working interest.

     Approximately 15 miles to the north, the Owens #1-21 well has been drilled on the company's 2,560 gross acre Buffalo Creek prospect in Harper County, Oklahoma. Drilling data and electric logs indicate that this 6,900-foot well will be productive and it is currently awaiting completion for pipeline connection. The Owens is currently classified as a "tight hole" meaning the other information on the well is not being released for proprietary business reasons. The company owns a 31% working interest.

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

     During the first quarter, the company installed its Calliope Gas Recovery System on two 8,200-foot wells located in Oklahoma. Both wells represent a very rigorous test for Calliope in terms of the challenge of reviving dead wells that have reservoir damage, including damage from the "parting shot" of a previous operator. Calliope has been installed on both wells and the company is currently performing reservoir treatment procedures designed to mitigate the reservoir damage. Calliope facilitates such treatments in low pressure reservoirs because it can lift the fluids used in such treatments back out of the wellbore and thereby keep from loading-up the well. If successful, these installations should expand the envelope for Calliope applications. The company owns an approximate 80% working interest in the wells and is the operator. The company is in various stages of preparing to install Calliope on three additional wells in Oklahoma.

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

CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The company adopted
SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000). For the three month periods ended January 31, 2004 and 2003, the company recognized $3,000 and $2,000, respectively, of accretion expense on the liability.

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

     If compensation expense had been determined in accordance with the provisions of SFAS No. 123, the company's net income and per share amounts would have been reported as follows:

                                       Three Months Ended January 31,
                                            2004            2003
                                       -------------   -------------
Net Income as reported                  $ 1,165,000     $   685,000
Pro forma stock compensation expense,
  net of tax                                (71,000)        (12,000)
                                        -----------     -----------
Pro forma net income                    $ 1,094,000     $   673,000
                                        ===========     ===========

Basic net income per share:
  As reported                               $  0.29         $  0.17
                                            =======         =======
  Pro forma                                 $  0.27         $  0.17
                                            =======         =======

Diluted net income per share:
  As reported                               $  0.28         $  0.17
                                            =======         =======
  Pro forma                                 $  0.27         $  0.17
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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2004 Compared to Three Months
Ended January 31, 2003

     For the three months ended January 31, 2004, net income rose
70% to $1,165,000 compared to $685,000 last year. Higher net income resulted primarily from a 41% increase in production volumes and a 15% increase in product prices.

     Total revenues rose 60% to $2,850,000 compared to $1,791,000 last year. Oil and gas sales rose 64% to $2,605,000 compared to $1,589,000 last year. Net wellhead natural gas prices rose 17% to $5.03 per Mcf compared to $4.31 last year. Net wellhead prices for oil rose 14% to $29.95 per barrel compared to $26.25 last year. Natural gas production rose 46% to 458,000 Mcf compared to 313,000 Mcf last year and oil production rose 10% to 10,000 bbls compared to 9,000 bbls last year. The effect of these higher volumes and prices was to increase oil and gas sales by $1,016,000. Operating income increased 9% due to an increase in drilling and production overhead income from new operated wells. Investment income and other rose to $108,000 compared to $76,000 last year due to improved performance from the company's investments.

     Total costs and expenses increased 31% to $1,232,000 in the first three months of fiscal 2004 compared to $939,000 last year. Oil and gas production expenses rose 41%, or $133,000, due primarily to increased production taxes resulting from increased production volumes and prices. Depreciation, depletion and amortization increased 34% primarily due to increased production and an increase in the amortizable full cost pool base. General and administrative expenses increased 19% due to increases in salaries and wages, consulting fees relating to increased regulatory requirements as well as inflationary pressures. Interest expense primarily relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in both 2004 and 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting for Oil and Gas Property Costs. As more fully discussed in Note 1 to the consolidated financial statements included with the company's Form 10-KSB for the fiscal year ended October 31, 2003, the company (i) follows the full cost method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method, and
(iii) applies a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations, but would not affect cash flows.

Estimates of Proved Oil and Gas Reserves. An independent petroleum engineer annually estimates approximately 60% of the company's proved reserves. The company estimates the remainder.
Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. In addition, subsequent physical and economic factors such as the results of drilling, testing, production and product prices may justify revision of such estimates. Therefore, actual quantities, production timing, and the value of reserves may differ substantially from estimates. A reduction in proved reserves would result in an increase in depreciation, depletion and amortization ("DD&A") expense. A large reduction in proved reserve quantities or values could result in a permanent write-down in the carrying value of oil and gas properties as discussed in Accounting for Oil and Gas Property Costs above.

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

CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its "disclosure controls and procedures" pursuant to Securities Exchange Act Rule 13a-14(c). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by the company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for these purposes as of the date of the evaluation.

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



Date:  March 15, 2004

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
    Rules  13a-15(e) and 15d-15(e) for the Registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's Board of
    Directors:

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


Date: March 15, 2004

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
    Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's Board of
    Directors:

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


Date: March 15, 2004

      /s/ James P. Garrett, Jr.
      -----------------------------
      James P. Garrett, Jr.
      Vice President and Chief Financial Officer

                                                  Exhibit 32.1
        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CREDO Petroleum Corporation (the "Company") on Form 10-QSB for the period ending January 31, 2004 as filed with the Securities and Exchange on the date hereof (the "Report"), we, James T. Huffman and James P. Garrett, Jr., President and Chief Executive Officer, and Vice President and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C., SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 15, 2004

 /s/ James T. Huffman
-----------------------------
James T. Huffman
President and Chief Executive Officer

 /s/ James P. Garrett, Jr.
----------------------------
James P. Garrett, Jr.
Vice President and Chief Financial Officer