Form 10QSB
period 2004-04-30
CREDO PETROLEUM CORP
filed 2004-06-14
CIK 277924

_______________________________________________________________


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                For Quarter Ended April 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of May 31, 2004: Common stock, $.10 par value - 6,036,849
               Preferred stock, no par value - None issued

_______________________________________________________________

                   CREDO PETROLEUM CORPORATION

                      Index to Form 10-QSB

                For Quarter Ended April 30, 2004

_______________________________________________________________


PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets As of April 30, 2004
  (Unaudited) and October 31, 2003

Consolidated Statements of Earnings and Changes in
  Retained Earnings (Unaudited) For the Six and
  Three Month Periods Ended April 30, 2004 and 2003

Consolidated Statements of Cash Flows (Unaudited)
  For the Six Month Periods Ended April 30, 2004 and 2003

Management's Discussion and Analysis of Financial
  Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on March 11, 2005. The following matters, as described more fully in the company's Proxy Statement, were approved by the shareholders:

     (1) The following Class I nominees for director were elected:

                                   For         Withhold
                                ---------     ---------
          Oakley Hall           3,405,223       78,302
          William F. Skewes     3,372,827      110,698

     (2) Hein + Associates LLP was approved as the independent auditors of the Company for the fiscal year 2004. The shareholders voted 3,458,131 for and 21,553 against this appointment, with 3,841 abstentions.

     There were 530,946 non-votes for each matter voted upon.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31.1 Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley
                    Act of 2002

              31.2 Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley
                    Act of 2002

              32.1 Certification by Chief Executive Officer and Chief Financial Officer under
                    Section 906 of the Sarbanes-Oxley Act
                    (18 U.S.C. Section 1350)

         (b)  Reports on Form 8-K

     On March 12, 2004 CREDO Petroleum Corporation filed a current report on Form 8-K reporting under Item 9 pursuant to
Item 12 that we had issued a press release announcing our financial results for the quarter ended January 31, 2004.

           __________________________________________

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

                          CREDO PETROLEUM CORPORATION
                        Consolidated Balance Sheets

                                A S S E T S

                                            April 30,     October 31,
                                              2004           2003
                                          ------------   ------------
                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents               $    908,000   $  1,885,000
  Short term investments                     6,476,000      4,778,000
  Receivables:
    Trade                                      982,000        410,000
    Accrued oil and gas sales                1,437,000      1,256,000
    Other                                      175,000        234,000
                                          ------------   ------------
      Total current assets                   9,978,000      8,563,000
                                          ------------   ------------

OIL AND GAS PROPERTIES, net,
 at cost, using full cost method:
  Unevaluated                                2,494,000      2,075,000
  Evaluated                                 12,683,000     11,986,000
                                          ------------   ------------
      Net oil and gas properties            15,177,000     14,061,000
                                          ------------   ------------

EXCLUSIVE LICENSE AGREEMENT, net of
  amortization of $256,000 in 2004
  and $221,000 in 2003                         443,000        478,000

OTHER, net                                   1,004,000        470,000
                                          ------------   ------------

                                          $ 26,602,000   $ 23,572,000
                                          ============   ============

  L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable and
    accrued liabilities                   $  2,603,000   $  1,776,000
  Income taxes payable                         257,000        210,000
                                          ------------   ------------
      Total current liabilities              2,860,000      1,986,000
                                          ------------   ------------

DEFERRED INCOME TAXES, net                   3,979,000      3,358,000

EXCLUSIVE LICENSE OBLIGATION, less
  current obligations of $53,000               355,000        355,000

ASSET RETIREMENT OBLIGATION                    270,000        238,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, without par value,
    5,000,000 shares authorized,
    none issued                                   -              -
  Common stock, $.10 par value,
    20,000,000 shares authorized,
    6,340,000 shares issued in
    2004 and 2003                              634,000        634,000
  Capital in excess of par value            12,463,000     12,463,000
  Retained earnings, net of
    $6,277,000 related to 20% stock
    dividend in 2003                         7,013,000      5,062,000
  Other comprehensive income (loss)           (462,000)       180,000
  Treasury stock, at cost,
    322,000 shares in 2004 and
    378,000 shares in 2003                    (510,000)      (704,000)
                                          ------------   ------------
      Total stockholders' equity            19,138,000     17,635,000
                                          ------------   ------------

                                          $ 26,602,000   $ 23,572,000
                                          ============   ============

                          See accompanying notes.

                          CREDO PETROLEUM CORPORATION
              Consolidated Statements of Earnings And Changes in
                         Retained Earnings - Unaudited

                           Six Months   Six Months    Quarter      Quarter
                             Ended        Ended        Ended        Ended
                            April 30     April 30     April 30     April 30
                              2004         2003         2004         2003
                          -----------  -----------  -----------  -----------
REVENUES:
  Oil and gas sales       $ 4,706,000  $ 3,034,000  $ 2,101,000  $ 1,445,000
  Operating                   292,000      251,000      155,000      125,000
  Investment income
    and other                 125,000      190,000       17,000      114,000
                          -----------  -----------  -----------  -----------
                            5,123,000    3,475,000    2,273,000    1,684,000
                          -----------  -----------  -----------  -----------

COSTS AND EXPENSES:
  Oil and gas production      932,000      692,000      472,000      365,000
  Depreciation, depletion
    and amortization          791,000      605,000      362,000      282,000
  General and
    administrative            667,000      606,000      336,000      328,000
  Interest                     23,000       23,000       11,000       12,000
                          -----------  -----------  -----------  -----------
                            2,413,000    1,926,000    1,181,000      987,000
                          -----------  -----------  -----------  -----------

INCOME BEFORE
  INCOME TAXES AND
  ACCOUNTING CHANGE         2,710,000    1,549,000    1,092,000      697,000

INCOME TAXES                 (759,000)    (434,000)    (306,000)    (195,000)
                          -----------  -----------  -----------  -----------

INCOME BEFORE
  ACCOUNTING CHANGE         1,951,000    1,115,000      786,000      502,000

CUMULATIVE EFFECT ON
  PRIOR YEARS OF
  SFAS 143-ACCOUNTING
  FOR ASSET RETIREMENT
  OBLIGATIONS (NET OF
  TAXES OF $28,000)              -          72,000         -            -
                          -----------  -----------  -----------  -----------

NET INCOME                  1,951,000    1,187,000      786,000      502,000

RETAINED EARNINGS,
  BEGINNING OF PERIOD       5,062,000    8,209,000    6,227,000    8,894,000

20% STOCK DIVIDEND               -      (6,277,000)        -      (6,277,000)
                          -----------  -----------  -----------  -----------

RETAINED EARNINGS,
  END OF PERIOD           $ 7,013,000  $ 3,119,000  $ 7,013,000  $ 3,119,000
                          ===========  ===========  ===========  ===========

BASIC INCOME PER SHARE
  BEFORE ACCOUNTING
  CHANGE                      $   .32      $   .19      $   .13      $   .08

CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING
  PRINCIPLE                       -            .01          -            -
                              -------      -------      -------      -------

BASIC NET INCOME
  PER SHARE                   $   .32      $   .20      $   .13      $   .08
                              =======      =======      =======      =======

DILUTED INCOME PER SHARE
  BEFORE ACCOUNTING CHANGE    $   .32      $   .19      $   .13      $   .08

CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING
  PRINCIPLE                       -            .01          -            -
                              -------      -------      -------      -------

DILUTED NET INCOME
  PER SHARE                   $   .32      $   .20      $   .13      $   .08
                              =======      =======      =======      =======


                            See accompanying notes.

                          CREDO PETROLEUM CORPORATION
               Consolidated Statements of Cash Flows - Unaudited

                                                        Six Months Ended
                                                            April 30,
                                                       2004          2003
                                                   -----------   -----------
OPERATING ACTIVITIES:
  Net income                                       $ 1,951,000   $ 1,187,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization           791,000       605,000
    Deferred income taxes                              621,000       506,000
    Cumulative effect of change
     in accounting principle                              -          (72,000)
    Other                                                 -             -
  Changes in operating assets and liabilities:
    Proceeds from short term investments               421,000     1,046,000
    Purchase of short term investments              (2,119,000)     (718,000)
    Trade receivables                                 (572,000)        8,000
    Accrued oil and gas sales                         (181,000)     (314,000)
    Other                                              (17,000)      151,000
    Accounts payable and accrued costs and expenses    326,000       506,000
    Income tax payable                                  47,000        (6,000)
                                                   -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            1,268,000     2,899,000
                                                   -----------   -----------

INVESTING ACTIVITIES:
  Additions to oil and gas properties, net          (1,945,000)   (2,569,000)
  Proceeds from sale of oil and gas properties         149,000          -
  Changes in other long-term assets                   (643,000)        9,000
                                                   -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES               (2,439,000)   (2,560,000)
                                                   -----------   -----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   (58,500 options in 2004)                            233,000          -
  Purchase of treasury stock
   (2,000 shares in 2004 and 100 shares in 2003)       (39,000)       (1,000)
                                                   -----------   -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  194,000        (1,000)
                                                   -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (977,000)      338,000

CASH AND CASH EQUIVALENTS:
  Beginning of Period                                1,885,000     1,324,000
                                                   -----------   -----------

  End of Period                                    $   908,000   $ 1,662,000
                                                   ===========   ===========

Supplemental Cash Flow Information:
  Cash paid for income taxes                       $    98,000   $      -
                                                   ===========   ===========

                            See accompanying notes.

                   CREDO PETROLEUM CORPORATION
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         April 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2004, working capital was $7,118,000, compared with $6,577,000 at October 31, 2003. Net cash provided by operating activities for the first six months of 2004 and 2003 was $1,268,000 and $2,899,000, respectively and comprises primarily net income, depreciation, depletion and amortization ("DD&A"), deferred income taxes, reduced by net (increases)/decreases in short-term investments, and increases in accrued oil and gas sales in each of the two periods. For 2004, such amounts are $1,951,000, $791,000, $621,000, $(1,698,000), and $(181,000), respectively. For 2003, such amounts are $1,187,000, $605,000, $506,000, $328,000, and $314,000,
respectively. For the six months ended April 30, 2004 and 2003, cash used in investing activities was $2,439,000 and $2,560,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $1,945,000 and $2,569,000, respectively. Additional expenditures for oilfield casing and tubing were incurred in March 2004, and are classified as other long-term assets. The company purchased these tubulars to insure availability for the current drilling program.

     The average return on CREDO's investments during the first six months was 2% in 2004 and 4% in 2003. At April 30, approximately 66% of the investments were directly invested in mutual funds and brokerage accounts managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid, and the company believes they represent a responsible approach to cash management. In the company's opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news, such as the September 11th terrorist attacks.

     Existing working capital and anticipated cash flow are expected to be sufficient to fund 2004 operations. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at April 30, 2004. The company has no defined benefit plans and no obligations for post retirement employee benefits.

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

     The company realized hedging losses of $57,000 and $437,000 for the six months ended April 30, 2004 and 2003, respectively. The company realized hedging losses of $137,000 and $548,000 for the comparable quarters ended April 30, 2004 and 2003. At
April 30, 2004 the company has recorded in other comprehensive income net deferred losses of approximately $642,000
($462,000 net of tax) related to natural gas hedging transactions.

     At second quarter-end, the company had open hedge positions totaling 600 MMcfg covering the months of May through October 2004 at an average NYMEX price of $4.81 per Mcf. Also at second quarter-end, the May hedge was closed and a deferred loss of $112,000 was realized. The remaining hedges are ratably allocated to June through October 2004, and are expected to cover less than 65% of the company's estimated total production for those five months. Average gas prices in the company's market areas are expected to be 15% to 17% below NYMEX prices due to basis differentials and transportation costs.

     During 2004 the company entered into a bank hedging line of credit facility with a maximum threshold amount of $2,000,000. At April 30, 2004, 30% of the company's open natural gas hedge positions were covered by this agreement. The company also hedged the basis differential between the NYMEX and Panhandle Eastern Pipeline Co. prices on 200 MMcfg for the months of May 2004 through October 2004.

     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                             Six Months Ended        Three Months Ended
                                 April 30,                April 30,
                            2004          2003         2004       2003
                        -----------   -----------   ---------   ---------
Net Income              $ 1,951,000   $ 1,187,000   $ 786,000   $ 502,000
Other comprehensive
 income (loss),
 net of tax:
  Change in fair value
   of futures
   contracts used for
   natural gas hedging     (642,000)      (37,000)   (279,000)    113,000
                        -----------   -----------   ---------   ---------
Comprehensive income    $ 1,309,000   $ 1,150,000   $ 507,000   $ 615,000
                        ===========   ===========   =========   =========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below. Price realizations include the sales price and hedging gains and losses.

                Six Months             Six Months         Percent  Percent
           Ended April 30, 2004   Ended April 30, 2003    Volume   Price
           --------------------   --------------------
Product     Volume    Price         Volume    Price       Change   Change
-------     -------  -------        -------  -------      ------   ------
Gas (Mcf)   861,000  $ 4.69(1)      630,700  $ 4.04(3)     + 36%    + 16%
Oil (bbls)   21,200  $31.58          17,300  $28.27        + 23%    + 12%

               Three Months           Three Months        Percent  Percent
           Ended April 30, 2004   Ended April 30, 2003    Volume   Price
           --------------------   --------------------
Product     Volume    Price         Volume    Price       Change   Change
-------     -------  -------        -------  -------      ------   ------
Gas (Mcf)   403,000  $ 4.30(2)      317,700  $ 3.77(4)     + 27%    + 14%
Oil (bbls)   11,200  $32.77           8,100  $30.55        + 38%    + 7%
_____________________________
(1)  Includes $0.07 Mcf hedging loss.
(2)  Includes $0.34 Mcf hedging loss.
(3)  Includes $0.69 Mcf hedging loss.
(4)  Includes $1.72 Mcf hedging loss.

OPERATIONS

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

     Anadarko Shelf Drilling Program. The company drills primarily for natural gas on its 40,000 gross acre inventory located along the northern shelf of the Anadarko Basin of Oklahoma. During fiscal 2004, the company has drilled eight wells in this area with an 88% success rate. Three previously reported wells have been completed for production. One additional well is awaiting completion and pipeline connection. All of the completions occurred after second quarter-end. Seven new wells are currently on the summer drilling schedule.

     The Rosalee #1-9 was recently drilled on the company's 17,000 gross acre Sand Creek Prospect located in Ellis and Harper Counties, Oklahoma. It is the 21st well drilled on the prospect, and established production about one mile west of the Bobby John #1-10. The 7,825-foot well encountered 10 feet of porous Morrow sand and is currently producing from a natural completion on an 18\64-inch choke at a daily rate of 1.15 MMcfg (million cubic feet of gas per day). A north offset has been permitted. CREDO is the operator and owns a 26% working interest.

     About one mile to the west, the company drilled a north offset to a new oil discovery flowing in excess of 100 barrels of oil per day from the Oswego limestone formation. The well resulted in a dry hole. The company has a very small working interest in the discovery well.

     Approximately seven miles to the north, the Eva #1-34 was recently completed on the company's 6,000 gross acre Two Springs Prospect in Harper County. It is the seventh well drilled on the prospect and extended Morrow sand production about one-half mile north of the Gillenwaters #1-34. The 7,200-foot well encountered seven feet of porous Morrow sand with excellent pressure. Prior to fracture stimulation, it is producing from a natural completion on a 24\64-inch choke at a daily rate in excess of 700 Mcfg (thousand cubic feet of gas). CREDO is the operator and owns a 34% working interest.

     Approximately eight miles to the north, the Owens #1-21 has been completed as a new oil discovery on the company's
2,560 gross acre Buffalo Creek Prospect in Harper County. The 6,900-foot well encountered 14 feet of porous Oswego limestone and is currently producing on pump at the daily rate in excess of 100 barrels of oil and 100 Mcfg. This well is also awaiting stimulation. CREDO is the operator and owns a 31% working interest. Two additional wells are being permitted for drilling and more wells are expected.

     About 11 miles east of the Rosalee, the company has drilled the first well on its 1,920 gross acre Horseshoe Prospect in Harper County. The 7,200-foot well encountered six feet of porous Morrow sand. Drilling data and electric logs indicate that it will be productive and it is awaiting completion and pipeline connection. CREDO is the operator and owns a 49% working interest.

     Seven additional wells are currently on the summer drilling schedule. A rank wildcat will test the company's new 1,920 gross acre Glacier Prospect in Harper County, Oklahoma. The prospect is located about five miles east of the Sand Creek Prospect. CREDO will operate five of the scheduled wells and is currently waiting on rig availability which is anticipated in July.

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

     This year, the company has installed its Calliope Gas
Recovery System on two wells located in Oklahoma. Four systems are scheduled for installation.

     The two completed installations are prototypes to test Calliope on wells with known reservoir damage caused by the "parting shots" of previous operators. These prototypes represent very rigorous challenges for Calliope which could further expand its application envelope. The company is performing a group of reservoir treatments designed to mitigate
the reservoir damage.   Such procedures are generally not
practical in low pressure reservoirs because the treatment fluids load-up the well and are often impossible to recover. Calliope can normally remove the fluids, thus substantially increasing the probability of successfully treating low pressure reservoirs. CREDO owns an 80% working interest in the wells and is the operator.

     The company is preparing to install Calliope systems on four additional wells. These wells are all located in Oklahoma and range in depth from 7,800 to 12,000 feet. They had cumulative production ranging up to 16.1 Bcfg (billion cubic feet of gas). All of the wells were dead at the time of purchase. These Calliope installations are expected at the rate of about one per month barring any delays caused by a backlog for field services.

     Calliope has proven to be reliable and flexible over a wide range of applications on wells the company owns and operates. It has also proven to be consistently successful. This has resulted in an impressive track record for the new technology. Accordingly, the company has recently begun implementing strategies to substantially increase the number of wells on which Calliope will be installed.

STOCK SPLIT AND DIVIDEND

     On March 24, 2004, the company declared a three-for-two stock split to shareholders of record on April 5, 2004.
Accordingly, 2,006,000 additional shares were issued on April 20, 2004. Common stock has been increased by the par value of the shares issued with a corresponding decrease in capital in excess of par value.

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

     In both transactions, cash payments were made to shareholders in lieu of fractional shares. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock split in 2004 and the stock dividend in 2003.

CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The company adopted
SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000). For the six month periods ended April 30, 2004 and 2003, the company recognized $6,000 and $4,000, respectively, of accretion expense on the liability.

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

     If compensation expense had been determined in accordance with the provisions of SFAS No. 123, the company's net income and per share amounts would have been reported as follows:

                              Six Months Ended         Three Months Ended
                                  April 30,                 April 30,
                              2004         2003         2004         2003
                          -----------  -----------  -----------  -----------
Net Income as reported    $ 1,951,000  $ 1,187,000  $   786,000  $   502,000
Pro forma stock
  compensation expense,
  net of tax                 (141,000)     (24,000)     (70,000)     (12,000)
                          -----------  -----------  -----------  -----------
Pro forma net income      $ 1,810,000  $ 1,163,000  $   716,000  $   490,000
                          ===========  ===========  ===========  ===========

Basic net income
 per share:
  As reported                  $ 0.32       $ 0.20       $ 0.13       $ 0.08
                               ======       ======       ======       ======
  Pro forma                     $ .30       $ 0.19       $ 0.12       $ 0.08
                               ======       ======       ======       ======

Diluted net income
 per share:
  As reported                  $ 0.32       $ 0.20       $ 0.13       $ 0.08
                               ======       ======       ======       ======
  Pro forma                    $ 0.29       $ 0.19       $ 0.11       $ 0.08
                               ======       ======       ======       ======

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

     The total future deferred income tax liability under SFAS 109 is extremely complicated for any energy company to estimate due in part to the long-lived nature of depleting oil and gas reserves and variables such as product prices. Accordingly, the liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

RESULTS OF OPERATIONS

Six Months Ended April 30, 2004 Compared to Six Months Ended
April 30, 2003

     For the six months ended April 30, 2004, net income rose
64% to $1,951,000 compared to $1,187,000 last year. Higher net income resulted primarily from a 35% increase in production volumes and a 15% increase in product prices.

     Total revenues rose 47% to $5,123,000 compared to $3,475,000 last year. Oil and gas sales rose 55% to $4,706,000 compared to $3,034,000 last year. Total natural gas price realizations, including the effect of hedging transactions, rose 16% to $4.69 per Mcf compared to $4.04 last year. Net wellhead prices for oil rose 12% to $31.58 per barrel compared to $28.27 last year. Natural gas production rose 36% to 861,000 Mcf compared to 630,700 Mcf last year and oil production rose 23% to 21,200 bbls compared to 17,300 bbls last year. The effect of these higher volumes and prices was to increase oil and gas sales by $1,672,000. Operating income increased 16% due to an increase in drilling and production overhead income from new operated wells. Investment income and other decreased to $125,000 compared to $190,000, for the same six month period last year due to a shift to more conservative investments and general market declines.

     Total costs and expenses increased 25% to $2,413,000 in the first six months of fiscal 2004 compared to $1,926,000 last year. Oil and gas production expenses rose 35%, or $240,000, due primarily to increased production taxes resulting from increased production volumes and prices. Depreciation, depletion and amortization increased 31% primarily due to increased production and an increase in the amortizable full cost pool base. General and administrative expenses increased 10% due to increases in salaries and wages, consulting fees relating to increased regulatory requirements as well as inflationary pressures. Interest expense primarily relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in both 2004 and 2003.

Three Months Ended April 30, 2004 Compared to Three Months Ended
April 30, 2003

     For the three months ended April 30, 2004, net income rose
57% to $786,000 compared to $502,000 last year. Higher net income resulted primarily from a 28% increase in production volumes and a 13% increase in product prices.

     Total revenues rose 35% to $2,273,000 compared to $1,684,000 last year. Oil and gas sales rose 45% to $2,101,000 compared to $1,445,000 the same quarter last year. Total natural gas price realizations, including the effect of hedging transactions, rose 14% to $4.30 per Mcf compared to $3.77 last year. Net wellhead prices for oil rose 7% to $32.77 per barrel compared to $30.55 last year. Natural gas production rose 27% to 403,000 Mcf compared to 317,700 Mcf last year and oil production rose 38% to 11,200 bbls compared to 8,100 bbls last year. The effect of these higher volumes and prices was to increase oil and gas sales by $656,000. Operating income increased 24% due to an increase in drilling and production overhead income from new operated wells. Investment income and other decreased to $17,000 compared to $114,000 last year due to the overall market declines experienced during the second quarter of 2004.

     Total costs and expenses increased 20% to $1,181,000 in the second quarter of fiscal 2004 compared to $987,000 the same quarter last year. Oil and gas production expenses rose 29%, or $107,000, due primarily to increased production taxes resulting from increased production volumes and prices as well as increased oilfield costs. Depreciation, depletion and amortization increased 27% primarily due to increased production and an increase in the amortizable full cost pool base. General and administrative expenses increased 2% due to inflationary pressures.

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



Date:  June 14, 2004

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

Date:  June 14, 2004

/s/ James T. Huffman
----------------------------------
    James T. Huffman
    Chief Executive Officer

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

Date:  June 14, 2004

/s/ James P. Garrett, Jr.
----------------------------------
    James P. Garrett, Jr.
    Vice President and Chief Financial Officer

                                                  Exhibit 32.1

        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                AS ADOPTED PURSUANT TO SECTION 906
                 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CREDO Petroleum Corporation (the "Company") on Form 10-QSB for the period ending April 30, 2004 as filed with the Securities and Exchange on the date hereof (the "Report"), we, James T. Huffman and James P. Garrett, Jr., President and Chief Executive Officer, and Vice President and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C., SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

June 14, 2004

/s/ James T. Huffman
----------------------------------
James T. Huffman
President and Chief Executive Officer

/s/ James P. Garrett, Jr.
----------------------------------
James P. Garrett, Jr.
Vice President and Chief Financial Officer