Form 10QSB
period 2004-07-31
CREDO PETROLEUM CORP
filed 2004-09-14
CIK 277924

_______________________________________________________________


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           Form 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                 For Quarter Ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of August 31, 2004: Common stock, $.10 par value - 6,037,599
                  Preferred stock, no par value - None issued

_______________________________________________________________



                   CREDO PETROLEUM CORPORATION

           Form 10-QSB For Quarter Ended July 31, 2004

                        TABLE OF CONTENTS

_______________________________________________________________


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Consolidated Balance Sheets
   As of July 31, 2004 (Unaudited) and October 31, 2003

 Consolidated Statements of Earnings and Changes in
  Retained Earnings (Unaudited)
   For the Nine and Three Month Periods Ended
    July 31, 2004 and 2003

 Consolidated Statements of Cash Flows (Unaudited)
   For the Nine Month Periods Ended July 31, 2004 and 2003

 Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations


Item 3.  Controls and Procedures


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

          ____________________________________________



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          CREDO PETROLEUM CORPORATION
                          Consolidated Balance Sheets

                                  A S S E T S


                                                  July 31,       October 31,
                                                    2004            2003
                                                ------------    ------------
                                                 (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                      $  1,299,000    $  1,885,000
  Short term investments                           6,118,000       4,778,000
  Receivables:
  Trade                                              749,000         410,000
  Accrued oil and gas sales                        1,575,000       1,256,000
  Other                                               10,000         234,000
                                                ------------    ------------
   Total current assets                            9,751,000       8,563,000
                                                ------------    ------------

OIL AND GAS PROPERTIES, net, at cost, using full cost method:
 Unevaluated                                       3,151,000       2,075,000
 Evaluated                                        13,787,000      11,986,000
                                                ------------    ------------
   Net oil and gas properties                     16,938,000      14,061,000
                                                ------------    ------------

EXCLUSIVE LICENSE AGREEMENT, net of
 amortization of $274,000 in 2004
 and $221,000 in 2003                                425,000         478,000

OTHER, net                                           831,000         470,000
                                                ------------    ------------

                                                $ 27,945,000    $ 23,572,000
                                                ============    ============


           L I A B I L I T I E S   A N D   S T O C K H O L D E R S '
                                  E Q U I T Y

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities       $  2,609,000    $  1,776,000
 Income taxes payable                                200,000         210,000
                                                ------------    ------------
   Total current liabilities                       2,809,000       1,986,000
                                                ------------    ------------

DEFERRED INCOME TAXES, net                         4,289,000       3,358,000

EXCLUSIVE LICENSE OBLIGATION, less current
 obligations of $53,000                              355,000         355,000

ASSET RETIREMENT OBLIGATION                          292,000         238,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock, without par value,
  5,000,000 shares authorized, none issued              -               -
 Common stock, $.10 par value,
  20,000,000 shares authorized,
  6,340,000 shares issued in 2004 and 2003           634,000         634,000
 Capital in excess of par value                   12,463,000      12,463,000
 Retained earnings, net of $6,277,000
  related to 20% stock dividend in 2003            7,819,000       5,062,000
 Other comprehensive income (loss)                  (264,000)        180,000
 Treasury stock, at cost, 303,000 shares
  in 2004 and 378,000 shares in 2003                (452,000)       (704,000)
                                                ------------    ------------
   Total stockholders' equity                     20,200,000      17,635,000
                                                ------------    ------------

                                                $ 27,945,000    $ 23,572,000
                                                ============    ============


                            See accompanying notes.



                          CREDO PETROLEUM CORPORATION
              Consolidated Statements of Earnings And Changes in
                         Retained Earnings - Unaudited

                              Nine Months  Nine Months  Quarter     Quarter
                                 Ended       Ended       Ended       Ended
                                July 31,    July 31,    July 31,    July 31,
                                  2004        2003        2004        2003

                               ----------  ----------  ---------- ----------

REVENUES:
 Oil and gas sales             $6,932,000  $5,014,000  $2,226,000 $1,980,000
 Operating                        444,000     386,000     152,000    135,000
 Investment income and other      186,000     318,000      61,000    128,000
                               ----------  ----------  ---------- ----------
                                7,562,000   5,718,000   2,439,000  2,243,000
                               ----------  ----------  ---------- ----------

COSTS AND EXPENSES:
 Oil and gas production         1,464,000   1,159,000     532,000    467,000
 Depreciation, depletion
  And amortization              1,227,000     930,000     436,000    325,000
 General and administrative     1,011,000     939,000     344,000    333,000
 Interest                          30,000      34,000       7,000     11,000
                               ----------  ----------  ---------- ----------
                                3,732,000   3,062,000   1,319,000  1,136,000
                               ----------  ----------  ---------- ----------

INCOME BEFORE
 INCOME TAXES AND
 ACCOUNTING CHANGE              3,830,000   2,656,000   1,120,000  1,107,000

INCOME TAXES                   (1,073,000)   (744,000)   (314,000)  (310,000)
                               ----------  ----------  ---------- ----------

INCOME BEFORE ACCOUNTING
 CHANGE                         2,757,000   1,912,000     806,000    797,000

CUMULATIVE EFFECT ON PRIOR
 YEARS OF SFAS 143-ACCOUNTING
 FOR ASSET RETIREMENT
 OBLIGATIONS (NET OF
 TAXES OF $28,000)                   -         72,000        -          -

                               ----------  ----------  ---------- ----------

NET INCOME                      2,757,000   1,984,000     806,000    797,000

RETAINED EARNINGS,
 BEGINNING OF PERIOD            5,062,000   8,209,000   7,013,000  3,119,000

20% STOCK DIVIDEND                   -     (6,277,000)       -          -

                               ----------  ----------  ---------- ----------

RETAINED EARNINGS,
 END OF PERIOD                 $7,819,000  $3,916,000  $7,819,000 $3,916,000
                               ==========  ==========  ========== ==========


BASIC INCOME PER SHARE
 BEFORE ACCOUNTING CHANGE          $  .46      $  .32      $  .14      $ .13

CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING
 PRINCIPLE                            -           .01         -          -

                                   ------      ------      ------     ------

BASIC INCOME PER SHARE             $  .46      $  .33      $  .14      $ .13
                                   ======      ======      ======     ======

DILUTED INCOME PER SHARE
 BEFORE ACCOUNTING CHANGE          $  .45      $  .32      $  .13      $ .13

CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE       -           .01         -          -
                                    ------      ------      ------     -----

DILUTED INCOME PER SHARE           $  .45      $  .33      $  .13      $ .13
                                   ======      ======      ======     ======


                            See accompanying notes.



                          CREDO PETROLEUM CORPORATION
               Consolidated Statements of Cash Flows - Unaudited

                                                        Nine Months Ended
                                                             July 31,

                                                    ------------------------
                                                       2004          2003

                                                    -----------  -----------

OPERATING ACTIVITIES:
  Net income                                        $ 2,757,000   $1,984,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization          1,227,000      930,000
    Deferred income taxes                               931,000      675,000
    Cumulative effect of change in
     accounting principle                                  -         (72,000)
  Changes in operating assets and liabilities:
    Proceeds from short term investments                509,000    2,353,000
    Purchase of short term investments               (1,849,000)  (1,760,000)
    Trade receivables                                  (339,000)    (299,000)
    Accrued oil and gas sales                          (319,000)    (262,000)
    Other                                               (59,000)     199,000
    Accounts payable and accrued costs
     and expenses                                       682,000      435,000
    Income tax payable                                  (10,000)      84,000
                                                    -----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             3,530,000    4,267,000
                                                    -----------  -----------

INVESTING ACTIVITIES:
  Additions to oil and gas properties                (3,980,000)  (3,296,000)
  Changes in other long-term assets                    (388,000)      (4,000)
                                                    -----------  -----------

NET CASH USED IN INVESTING ACTIVITIES                (4,368,000)  (3,300,000)
                                                    -----------  -----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   (77,970 options in 2004)                             291,000       26,000
  Purchase of treasury stock
   (2,000 shares in 2004 and 100 shares in 2003)        (39,000)      (1,000)
                                                    -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               252,000       25,000
                                                    -----------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (586,000)     992,000

CASH AND CASH EQUIVALENTS:
  Beginning of Period                                 1,885,000    1,324,000
                                                    -----------  -----------

  End of Period                                     $ 1,299,000  $ 2,316,000
                                                    ===========  ===========

Supplemental Cash Flow Information:
  Cash paid for income taxes                        $   157,000  $   (16,000)
                                                    ===========  ===========


                            See accompanying notes.



                   CREDO PETROLEUM CORPORATION
           Notes To Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHANGE IN ACCOUNTING PRINCIPLE

     In June 2001, the Financial Accounting Standards Board issued
SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The company adopted SFAS No. 143 on November 1, 2002 and recorded an asset and related liability of $179,000 (using a 5% discount rate) and a cumulative effect on change in accounting principle on prior years of $72,000 (net of taxes of $28,000).
For the nine month periods ended July 31, 2004 and 2003, the company recognized $10,000 and $7,000, respectively, of accretion expense on the liability.

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

     If compensation expense had been determined in accordance with the provisions of SFAS No. 123, the company's net income and per share amounts would have been reported as follows:

                                 Nine Months Ended      Three Months Ended
                                     July 31,                July 31,
                                 2004        2003        2004        2003
                              ----------  ----------  ----------  ----------

Net Income as reported        $2,757,000  $1,984,000  $  806,000  $  797,000
Pro forma stock compensation
 expense, net of tax            (212,000)   (263,000)    (71,000)   (239,000)
                              ----------  ----------  ----------  ----------
Pro forma net income          $2,545,000  $1,721,000  $  735,000  $  558,000
                              ==========  ==========  ==========  ==========

Basic income per share:
  As reported                    $  0.46     $  0.33     $  0.14     $  0.13
                                 =======     =======     =======     =======
  Pro forma                      $  0.42     $  0.29     $  0.12     $  0.09
                                 =======     =======     =======     =======

Diluted income per share:
  As reported                    $  0.45     $  0.33     $  0.13     $  0.13
                                 =======     =======     =======     =======
  Pro forma                      $  0.41     $  0.29     $  0.12     $  0.09
                                 =======     =======     =======     =======


2.   COMMON STOCK AND PREFERRED STOCK

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


3.   INCOME TAXES

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 2004, working capital was $6,942,000, compared with $6,577,000 at October 31, 2003. Net cash provided by operating activities for the first nine months of 2004 and 2003 was $3,530,000 and $4,267,000, respectively. The decrease in cash flows from operating activities can be attributed primarily to a net increase of $1,340,000 in short term investments in 2004 versus a net decrease in short term investments of $593,000 in 2003. This net increase in investments of $1,933,000 more than offset cash flow increases from net income, DD&A and deferred income taxes which totaled approximately $1,400,000.
For the nine months ended July 31, 2004 and 2003, cash used in investing activities was $4,368,000 and $3,300,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $3,980,000 and $3,296,000, respectively. Additional expenditures for oilfield casing and tubing were incurred during 2004, and are classified as other long-term assets. The company purchased these tubulars to insure availability for the current drilling program.

     The average return on CREDO's investments during the first nine months was 5% in 2004 and 7% in 2003. At July 31, 2004, approximately 65% of the investments were directly invested in mutual funds and brokerage accounts managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid, and the company believes they represent a responsible approach to cash management. In the company's opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news, such as the September 11th terrorist attacks.

     Existing working capital and anticipated cash flow are expected to be sufficient to fund 2004 operations. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures were not material at July 31, 2004. The company has no defined benefit plans and no obligations for post retirement employee benefits.

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

The company realized hedging losses of $486,000 and $388,000 for the nine months ended July 31, 2004 and 2003, respectively. The company realized hedging losses of $429,000 and hedging gains of $49,000 for the comparable quarters ended July 31, 2004 and 2003. At July 31, 2004 the company has recorded in other comprehensive income net deferred losses of approximately $367,000 ($264,000 net of tax) related to natural gas hedging transactions.

     At third quarter-end, the company had open hedge positions totaling 200 MMcfg covering the months of September and October 2004 at an average NYMEX price of $4.80 per Mcf. Also at July 31, 2004, the August hedge was closed and a deferred loss of $112,000 was realized. Subsequent to third quarter end, the September hedge was closed and a deferred loss of $31,000 was realized. The only remaining hedge is for the month of October 2004. Average gas prices in the company's market areas are expected to be 15% to 17% below NYMEX prices due to basis differentials and transportation costs.

     During 2004 the company entered into a bank hedging line of credit facility with a maximum threshold amount of $2,000,000. At July 31, 2004, 30% of the company's open natural gas hedge positions were covered by this agreement. The company also hedged the basis differential between the NYMEX and Panhandle Eastern Pipeline Co. prices on 200 MMcfg for the months of May 2004 through October 2004.


     The following table sets forth the components of Comprehensive Income for each of the periods presented:

                               Nine Months Ended        Three Months Ended
                                    July 31,                  July 31,
                               2004         2003         2004         2003

                            ----------   ----------   ----------  ----------

Net Income                  $2,757,000   $1,984,000   $  806,000  $  797,000
Other comprehensive income
 (loss), net of tax:
  Change in fair value
   of futures contracts
   used for natural gas
   hedging                    (444,000)     196,000      198,000     233,000
                            ----------   ----------   ----------  ----------
Comprehensive income        $2,313,000   $2,180,000   $1,004,000  $1,030,000
                            ==========   ==========   ==========  ==========

     Oil and gas sales volume and price comparisons for the indicated periods are set forth below. Price realizations include the sales price and hedging gains and losses.

                 Nine Months           Nine Months
             Ended July 31, 2004   Ended July 31, 2003     Percent  Percent
             -------------------   -------------------     Volume    Price
 Product      Volume     Price      Volume    Price        Change    Change
---------    --------  ---------   --------  -------       ------    ------
Gas (Mcf)   1,278,000  $ 4.58(1)    987,300  $ 4.35(3)      +29%      + 5%
Oil (bbls)     32,900  $32.66        25,900  $27.65         +27%      +18%

                 Three Months          Three Months
             Ended July 31, 2004   Ended July 31, 2003     Percent  Percent
             -------------------   -------------------     Volume    Price
 Product      Volume     Price      Volume    Price        Change    Change
---------    --------  ---------   --------  -------       ------    ------
Gas (Mcf)     417,000  $ 4.37(2)    356,600  $ 4.91(4)      +17%      -11%
Oil (bbls)     11,700  $34.63         8,600  $26.41         +36%      +31%
_____________________________
(1)  Includes $0.38 Mcf hedging loss.
(2)  Includes $1.03 Mcf hedging loss.
(3)  Includes $0.39 Mcf hedging loss.
(4)  Includes $0.14 Mcf hedging gain.

OPERATIONS

     The company's business focuses on two core projects - natural gas drilling along the shelf of the Northern Anadarko Basin of Oklahoma and application of its patented Calliope Gas Recovery System. The company believes that, in combination, these two projects provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived gas reserves and production at reasonable costs and risks.

     Anadarko Shelf Drilling Program. The company drills primarily for natural gas on its 40,000 gross acre inventory located along the northern shelf of the Anadarko Basin of Oklahoma. During fiscal 2004, 13 wells have been drilled in this area of which nine are producers and four are dry holes. This brings the total wells drilled on the acreage to 49 of which 37 have been completed as producers. Four additional wells are currently on the fall drilling schedule.

     Previously the company reported that its Horseshoe #1-7 well encountered six feet of porous Morrow sand that drilling data and electric logs indicated would be productive. However, the subsequent completion did not recover commercial amounts of gas, and the well was plugged. This was the first well drilled on the company's 1,920 gross acre Horseshoe Prospect in Harper County. Additional wells are expected to be drilled. CREDO is the operator and owns a 49% working interest.

     Approximately twelve miles to the northwest, the Owens 3C #1-28 is the third well drilled on the company's 2,560 gross acre Buffalo Creek Prospect in Harper County. The 6,900-foot well offset the company's Owens #1-21 discovery well that was recently completed as an Oswego oil producer. The Owens 3C encountered 18 feet of relatively tight Oswego limestone. It is currently testing small amounts of oil and gas and is expected to be a marginal well. CREDO owns a 30% working interest.

     Also on the Buffalo Creek Prospect, the Owens A #1 was drilled to test the Morrow, Chester, Oswego and deeper zones. The company believes that the 8,800-foot well will be noncommercial.
Accordingly, it elected not to participate in completion of the well. CREDO owned a 29% working interest.

     About 40 miles to the south, the Skyler #1-6 is the first well drilled on the company's 1,280 gross acre Gage Prospect in Ellis County. The 9,175-foot well encountered approximately
30 feet of Morrow sand that appears to be productive. The well is currently awaiting pipeline connection before being completed for production. An offset is planned for the first quarter of 2005. CREDO owns a 51% working interest and is the operator.

     Approximately 25 miles to the north, the company drilled a rank wildcat on its 1,920 gross acre Glacier Prospect located in Harper County targeting the Morrow and Chester formations. The 7,500-foot well encountered only two feet of porous Morrow channel sand and was plugged due to the likelihood of marginal production. An offset to be drilled this year will target a thicker portion of the channel sand. CREDO is the operator and owns a 65% working interest.

     About five miles to the west, the Derby #2-22 was drilled on the company's 17,000 gross acre Sand Creek Prospect. The 7,400-foot well did not encounter productive Morrow or Chester sands and was a dry hole. Another well is planned for the first quarter of 2005. CREDO owns a 32% working interest and is the operator.

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

     This year, the company has installed its patented Calliope Gas Recovery System on three wells located in Oklahoma. A fourth well is currently being prepared for an installation and two additional systems are scheduled for installation.

     Two of the three completed installations are prototypes to test Calliope on wells with known reservoir damage caused by the "parting shots" of previous operators. These prototypes represent very rigorous challenges for Calliope which could further expand its application envelope. The company is performing reservoir treatments on the wells designed to mitigate the reservoir damage, including fracture stimulation of one well. Additional procedures to increase production are being reviewed. CREDO owns an 80% working interest and is the operator.

     Many older, low pressure gas wells have wellbore and reservoir damage caused over time by numerous factors. Treatment procedures to remediate such damage are generally not practical in low pressure reservoirs because the treatment fluids load-up the well and are often impossible to recover. It is the company's intent to demonstrate that Calliope can normally remove such treatment fluids, thus substantially increasing the probability of successfully treating low pressure reservoirs.

     The company recently installed a Calliope system on the 7,800-foot Jacobs well located in Grady County, Oklahoma. The well had produced 3.4 Bcfg (billion cubic feet of gas) but had been dead for four years at the time the company took over operations. The system has been operational for only a few days and no data is currently available regarding how the well might respond. CREDO is operator and owns a 70% working interest.

     A second Jacobs well located in the same area is currently being prepared for a Calliope installation. The primary producing zone in the well was abandoned by the previous operator in favor of recompleting the well in an up-hole zone. Accordingly, the company must squeeze the up-hole zone and then drill out plugs in order to regain access to the primary productive zone which produced 13.3 Bcfg and has been dead for four years. Work to regain access to that zone is currently in progress. CREDO owns 81% and is the operator.

     The company is preparing to install Calliope systems on two additional wells. Both wells are located in Canadian County, Oklahoma and produced from the Morrow formation at 10,000 feet. They had cumulative production ranging up to 16.2 Bcfg. The wells were uneconomic or dead at the time of purchase.

     Calliope has proven to be reliable and flexible over a wide range of applications on wells the company owns and operates. It has also proven to be consistently successful. This has resulted in an impressive track record for the new technology. Accordingly, the company has recently begun implementing strategies designed to widen the envelope of wells on which Calliope should be installed.

     Previously discussed strategies have been implemented to increase the number of wells on which Calliope will be installed. Among other things, the company has retained highly qualified personnel to execute its strategies and has completed the Calliope multimedia presentation. Other related information is considered proprietary at this time.

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July
31, 2003

     For the nine months ended July 31, 2004, net income rose
39% to $2,757,000 compared to $1,984,000 last year. Higher net income resulted primarily from a 29% increase in production volumes and a 7% increase in product prices.

     Total revenues rose 32% to $7,562,000 compared to $5,718,000 last year. Oil and gas sales rose 38% to $6,932,000 compared to $5,014,000 last year. Total natural gas price realizations, including the effect of hedging transactions, rose 5% to $4.58 per Mcf compared to $4.35 last year. Net wellhead prices for oil rose 18% to $32.66 per barrel compared to $27.65 last year. Natural gas production rose 29% to 1,278,000 Mcf compared to 987,300 Mcf last year and oil production rose 27% to 32,900 bbls compared to 25,900 bbls last year. The effect of these higher volumes and prices was to increase oil and gas sales by $1,918,000. Operating income increased 15% due to an increase in drilling and production overhead income from new operated wells. Investment income and other decreased to $186,000 compared to $318,000, for the same nine month period last year due to a shift to more conservative investments and general market declines.

     Total costs and expenses increased 22% to $3,732,000 in the first nine months of fiscal 2004 compared to $3,062,000 last year. Oil and gas production expenses rose 26%, or $305,000, due primarily to increased production taxes resulting from increased production volumes and prices. Depreciation, depletion and amortization increased 32% primarily due to increased production and an increase in the amortizable full cost pool base. General and administrative expenses increased 8% due to increases in salaries and wages, consulting fees relating to increased regulatory requirements as well as inflationary pressures. Interest expense primarily relates to the accrual of interest on the exclusive license agreement obligation. Income taxes were provided at 28% in both 2004 and 2003.


Three Months Ended July 31, 2004 Compared to Three Months Ended July
31, 2003

     For the three months ended July 31, 2004, net income rose one percent to $806,000 compared to $797,000 last year. Higher net income resulted primarily from a 19% increase in production volumes and an 6% decrease in product prices.

     Total revenues rose nine percent to $2,439,000 compared to $2,243,000 last year. Oil and gas sales rose 12% to $2,226,000 compared to $1,980,000 the same quarter last year. Total natural gas price realizations, including the effect of hedging transactions, declined 11% to $4.37 per Mcf compared to $4.91 last year. Net wellhead prices for oil rose 31% to $34.63 per barrel compared to $26.41 last year. Natural gas production rose 17% to 417,000 Mcf compared to 356,600 Mcf last year and oil production rose 36% to 11,700 bbls compared to 8,600 bbls last year. The effect of these higher volumes and prices was to increase oil and gas sales by $246,000. Operating income increased 13% due to an increase in drilling and production overhead income from new operated wells. Investment income and other decreased to $61,000 compared to $128,000 last year due to the continuing market declines experienced during the third quarter of 2004.

     Total costs and expenses increased 16% to $1,319,000 in the third quarter of fiscal 2004 compared to $1,136,000 the same quarter last year. Oil and gas production expenses rose 14%, or $65,000, due primarily to increased production taxes resulting from increased production volumes and prices as well as increased oilfield costs. Depreciation, depletion and amortization increased 34% primarily due to increased production and an increase in the amortizable full cost pool base. General and administrative expenses increased 3% due to inflationary pressures.


ITEM 3.  CONTROLS AND PROCEDURES

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

(a)  Exhibits

     31.1 Certification by Chief Executive Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification by Chief Financial Officer under
          Section 302 of the Sarbanes-Oxley Act of 2002


     32.1 Certification by Chief Executive Officer and
          Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(b)  Reports on Form 8-K

     On June 15, 2004 CREDO Petroleum Corporation filed a current report on Form 8-K reporting under Item 9 pursuant to Item 12 that we had issued a press release announcing our financial results for the quarter ended April 30, 2004.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 2004

By:   /s/ James T. Huffman
     -------------------------------------
     James T. Huffman
     President and Chief Executive Officer
     (Principal Executive Officer)

By:   /s/ James P. Garrett, Jr.
     -------------------------------------
     James P. Garrett, Jr.
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)



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

Date: September 14, 2004

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

Date: September 14, 2004

/s/   James P. Garrett, Jr.
-------------------------------
      James P. Garrett, Jr.
      Vice President and Chief Financial Officer



                                                   Exhibit 32.1


        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002


In connection with this Quarterly Report of CREDO Petroleum
Corporation (the "Company") on Form 10-QSB as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), we, James T. Huffman and James P. Garrett, Jr., President and Chief Executive Officer, and Vice President and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

1.  The Report fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

September 14, 2004

/s/ James T. Huffman
-------------------------------
James T. Huffman
President and Chief Executive Officer

/s/ James P. Garrett, Jr.
-------------------------------
James P. Garrett, Jr.
Vice President and Chief Financial Officer