Form 10-Q
period 2005-01-31
CREDO PETROLEUM CORP
filed 2005-03-17
CIK 277924

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-8877

CREDO PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0772991 (IRS Employer Identification No.)

1801 Broadway, Suite 900 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

303-297-2200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
March 11, 2005	Common stock, $.10 par value	6,045,286

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Form 10-Q For the Quarterly Period Ended January 31, 2005

        The terms "CREDO", "Company", "we", "our", and "us" refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	January 31, 2005	October 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,175,000	$518,000
Short term investments	5,408,000	6,371,000
Receivables:
Accrued oil and gas sales	1,688,000	2,051,000
Trade	798,000	1,019,000
Other	368,000	58,000

Total current assets	9,437,000	10,017,000

Oil and gas properties, at cost, using full cost method:
Evaluated oil and gas properties	31,252,000	30,072,000
Unevaluated oil and gas properties	2,730,000	2,174,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(13,185,000)	(12,737,000)

Net oil and gas properties, at cost, using full cost method	20,797,000	19,509,000

Exclusive license agreement, net of amortization of $309,000 in 2005 and $291,000 in 2004	390,000	408,000
Other, net	1,069,000	1,042,000

	$31,693,000	$30,976,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,132,000	$4,394,000
Income taxes payable	—	12,000

Total current liabilities	3,132,000	4,406,000
LONG-TERM LIABILITIES:
Deferred income taxes, net	5,167,000	4,605,000
Exclusive license obligation, less current obligations of $58,000	297,000	297,000
Asset retirement obligation	733,000	748,000

Total liabilities	9,329,000	10,056,000

COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 6,340,000 shares issued in 2005 and 2004	634,000	634,000
Capital in excess of par value	12,577,000	12,463,000
Treasury stock, at cost, 303,000 shares in 2005 and 2004	(460,000)	(452,000)
Accumulated other comprehensive income (loss)	(8,000)	(437,000)
Retained earnings net of $6,272,000 related to 20% stock dividend in 2003	9,621,000	8,712,000

Total stockholders' equity	22,364,000	20,920,000

	$31,693,000	$30,976,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2005	2004
REVENUES:
Oil and gas sales	$2,385,000	$2,605,000
Operating	159,000	137,000
Investment income and other	62,000	108,000

	2,606,000	2,850,000

COSTS AND EXPENSES:
Oil and gas production	488,000	460,000
Depreciation, depletion and amortization	477,000	429,000
General and administrative	369,000	331,000
Interest	9,000	12,000

	1,343,000	1,232,000

INCOME BEFORE INCOME TAXES	1,263,000	1,618,000
INCOME TAXES	(354,000)	(453,000)

NET INCOME	$909,000	$1,165,000

EARNINGS PER SHARE OF COMMON STOCK—BASIC	$.15	$.19

EARNINGS PER SHARE OF COMMON STOCK—DILUTED	$.15	$.19

Weighted average number of shares of Common Stock and dilutive securities:
Basic	6,038,000	5,998,000

Diluted	6,181,000	6,136,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Statement of Stockholders' Equity and Comprehensive Income

(Unaudited)

For the Three Months Ended January 31, 2005

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Capital In Excess Of Par Value	Treasury Stock		Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, October 31, 2004	6,340,000	$634,000	$12,463,000	$(452,000)	$(437,000)		$8,712,000	$20,920,000
Comprehensive Income:
Net income	—	—	—	—	—	$909,000	909,000	909,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	—	429,000	429,000	—	429,000

Total comprehensive income						$1,338,000

Purchase of treasury stock	—	—	—	(8,000)	—		—	(8,000)
Tax benefit from the exercise of common stock options	—	—	114,000	—	—		—	114,000

Balance, January 31, 2005	6,340,000	$634,000	$12,577,000	$(460,000)	$(8,000)		$9,621,000	$22,364,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$909,000	$1,165,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	477,000	429,000
Deferred income taxes	385,000	362,000
Other	30,000	—
Changes in operating assets and liabilities:
Proceeds from short term investments	1,317,000	176,000
Purchase of short term investments	(354,000)	(933,000)
Accrued oil and gas sales	363,000	(428,000)
Trade receivables	221,000	(57,000)
Other	(192,000)	(160,000)
Accounts payable and accrued costs and expenses	(102,000)	485,000
Income taxes payable	(12,000)	67,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,042,000	1,106,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(2,343,000)	(881,000)
Proceeds from sale of oil and gas properties	—	102,000
Changes in other long-term assets	(34,000)	38,000

NET CASH USED IN INVESTING ACTIVITIES	(2,377,000)	(741,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options (58,500 options in 2004)	—	233,000
Purchase of treasury stock (500 shares in 2005 and 2,000 shares in 2004)	(8,000)	(39,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,000)	194,000

INCREASE IN CASH AND CASH EQUIVALENTS	657,000	559,000
CASH AND CASH EQUIVALENTS:
Beginning of period	518,000	1,885,000

End of period	$1,175,000	$2,444,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$25,000

Cash paid during the period for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited)
January 31, 2005

1.     BASIS OF PRESENTATION

        Effective November 1, 2004, the company became subject to full SEC reporting requirements due to exceeding the $25,000,000 market capitalization threshold for small business issuers at the end of its most recent two fiscal years. This quarterly report on Form 10-Q is the company's first filing subject to full reporting requirements.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company's results for the periods presented. These consolidated financial statements should be read in conjunction with the company's Form 10-KSB for the fiscal year ended October 31, 2004.

2.     SIGNIFICANT ACCOUNTING POLICIES

        Accounting for Oil and Gas Property Costs.    As more fully discussed in Note 1 to the consolidated financial statements included with the company's Form 10-KSB for the fiscal year ended October 31, 2004, the company (i) follows the full cost method of accounting for the costs of its oil and gas properties, (ii) amortizes such costs using the units of production method, and (iii) applies a quarterly full cost ceiling test. Adverse changes in conditions (primarily the effect of price declines on our reserves) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations, but would not affect cash flows.

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

        Estimates of Asset Retirement Obligations.    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", the company makes estimates of future asset retirement costs and the timing thereof in connection with recording its future obligations to plug and abandon wells. Estimated abandonment dates will be revised in the future based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Increases in operating costs and decreases in product prices would increase the estimated amount of the obligation and increase DD&A expense. Cash flows would not be affected until costs to plug and abandon were actually incurred. The following is a reconciliation of the company's asset retirement obligations at January 31, 2005.

January 31, 2005
Asset retirement obligation beginning of period	$748,000
Accretion expense	3,000
Obligations incurred	2,000
Obligations settled	(42,000)
Change in estimate	22,000

Asset retirement obligation—end of period	$733,000

        Accounting Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management with regard to these financial statements affect proved oil and gas reserve quantities, depletion, impairment of long-lived assets, revenue accruals, drilling and lease operating expense accruals, income taxes, derivatives, asset retirement obligations and contingencies. Actual results could differ from these estimates.

        Stock-Based Compensation.    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123." Among other provisions, the statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under current accounting rules the company elected to account for its stock-based employee compensation under the intrinsic value method established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

3.     STOCK-BASED COMPENSATION

        If compensation expense had been determined in accordance with the provisions of SFAS No. 123, the company's net income and net income per common share would have been reported as follows:

	Three Months Ended January 31,
	2005	2004
Net income as reported	$909,000	$1,165,000
Fair value of stock-based compensation, net of tax	(53,000)	(71,000)

Pro forma net income	$856,000	$1,094,000

Net income per share, basic:
As reported	$0.15	$0.19

Pro forma	$0.14	$0.18

Net income per share, diluted:
As reported	$0.15	$0.19

Pro forma	$0.14	$0.18

4.     NATURAL GAS PRICE HEDGING

        The company periodically hedges the price of its estimated natural gas production when the potential for significant downward price movement is anticipated. Hedging transactions typically take the form of forward, or "short" swaps and collars in the NYMEX futures market, and are closed by purchasing offsetting "long" and/or "short" positions. Such hedges, which are accounted for as cash flow hedges, do not exceed estimated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company's production is located, and are authorized by the company's Board of Directors. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

        Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had after tax hedging losses of $163,000 in the first quarter of 2005 and an after tax gain of $58,000 for the same period in 2004. The company has recorded in other comprehensive income net deferred losses of approximately $8,000 (after tax) related to natural gas hedging transactions. This accumulated loss is made up of $16,000 in realized losses and $8,000 in unrealized gains. Any hedge ineffectiveness is immediately recognized in gas sales. The company's February and March contracts for 220,000 MMbtu were closed with an after tax gain of $4,000. As of the same date, the company's open hedge position totaled 540,000 MMbtu covering the months of April through September 2005. These hedging contracts represent approximately 40% of the company's estimated gas production for the indicated months. April contracts are collars with a weighted average floor price of $5.73 and a weighted average ceiling price of $6.70 and a swap at $6.38 covering 110,000 MMbtu. For May and June, 2005, 110,000 MMbtu has been hedged for each month using collars with a weighted average floor price of $5.70 and a weighted average ceiling price of $6.65 and swap contracts at $6.38 and $6.35 for the two months respectively. July through September hedges are collars with a weighted average floor price of $6.00 and a weighted average ceiling price of $7.00 totaling 70,000 MMbtu in each month. Subsequent to January 31, 2005, the company increased its natural gas hedged position. Hedge collars for 30,000 MMbtu with a weighted average floor price of $6.07 and a weighted average ceiling price of $7.50 were added for each month of July through September 2005 and hedge collars for 30,000 MMbtu with a weighted average floor price of $7.00 and a weighted average ceiling price of $8.55 were added for the months of December 2005 and January 2006.

        The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls. To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls. The maximum credit line is $2,000,000 with interest calculated at the prime rate. The facility is unsecured and requires the company to maintain $3,000,000 in cash or short term investments and prohibits unfunded debt in excess of $500,000. It expires on October 31, 2006.

5.     COMPREHENSIVE INCOME

        Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three months ended January 31, 2005 and 2004 are as follows:

	Three Months Ended January 31,
	2005	2004
Net income	$909,000	$1,165,000
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax expense of $177,000 and a tax benefit of $149,000, respectively	429,000	(363,000)

Total comprehensive income	$1,338,000	$802,000

6.     EARNINGS PER SHARE

        The company's calculation of earnings per share is as follows:

	Three Months Ended January 31,
	2005			2004
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
Basic earnings per share	$909,000	6,038,000	$.15	$1,165,000	5,998,000	$.19
Effect of dilutive shares of common stock from stock options	—	143,000	—	—	138,000	—

Diluted earnings per share	$909,000	6,181,000	$.15	$1,165,000	6,136,000	$.19

7.     COMMON STOCK AND PREFERRED STOCK

        On March 24, 2004, the company declared a three-for-two stock split to shareholders of record on April 5, 2004. Accordingly, 2,006,000 additional shares were issued on April 20, 2004. Common stock has been increased by the par value of the shares issued with a corresponding decrease in capital in excess of par value.

        On March 19, 2003, the company declared a 20% stock dividend to shareholders of record on April 2, 2003. On April 23, 2003, the company issued 656,000 shares of common stock in conjunction with this dividend. Accordingly, the fair value (based on the quoted market price as adjusted) of the additional shares issued of $6,272,000 was charged to retained earnings and credited to common stock and capital in excess of par value.

        In both transactions, cash payments were made to shareholders in lieu of fractional shares. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock split in 2004 and the stock dividend in 2003.

8.     INCOME TAXES

        The company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.

        The total future deferred income tax liability is extremely complicated for any energy company to estimate due in part to the long-lived nature of depleting oil and gas reserves and variables such as product prices. Accordingly, the liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

9.     COMMITMENTS

        Effective January 1, 2005, the company entered into a participation agreement to generate and market gas drilling prospects in south Texas. The agreement commits the company to spend a maximum of $1,500,000 over two years primarily for seismic, leases and administrative costs. The company will own 75% of the venture before payout and 37.5% after payout. Drilling of generated prospects is not covered by the agreement. The company's drilling cost, if any, will depend on its election to participate with, or sell, all or a portion of its interest in any prospect generated.

        The company has a hedging line of credit as discussed in note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain information included in this quarterly report and other materials filed by the company with the Commission contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to the company's operations and the oil and gas industry, in general. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. Among many factors that could cause actual results to differ materially are: (i) natural gas and crude oil price fluctuations, (ii) the company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling, and (iii) potential delays or failure to achieve expected production from existing and future exploration and development projects. In addition, such forward-looking statements may be affected by general domestic and international economic and political conditions.

LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2005, working capital was $6,305,000, compared with $5,611,000 at January 31, 2004. Net cash provided by operating activities for the quarters ended January 31, 2005 and 2004 was $3,042,000 and $1,106,000, respectively. The increase in cash flows from operating activities can be attributed primarily to a net decrease of $963,000 in short term investments in 2005 versus a net increase in short term investments of $757,000 in 2004 which resulted in a net change of $1,720,000 between the two periods. For the quarters ended January 31, 2005 and 2004, net cash used in investing activities was $2,377,000 and $741,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $2,343,000 and $881,000, respectively.

        The average return on CREDO's investments for the quarters ended January 31, 2005 and 2004 was 1.0% and 3.0%, respectively. At January 31, 2005 approximately 52% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company's opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news, such as the September 11th terrorist attacks.

        Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months. At January 31, 2005, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in note 4. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. At January 31, 2005, the company had $1,500,000 in capital commitments related to the generation and marketing of gas drilling prospects in south Texas. The company has no defined benefit plans and no obligations for post retirement employee benefits.

Product Prices and Production

        Although product prices are key to the company's ability to operate profitably and to budget capital expenditures, they are beyond the company's control and are difficult to predict. Since 1991, the company has periodically hedged natural gas prices by forward selling a portion of its estimated production in the NYMEX futures market typically in the form of short swaps and collars. This is generally done when (i) the price relationship (the "basis") between the futures markets and the cash markets where the company sells its gas is stable within historical ranges, and (ii) in the company's opinion, the current price is adequate to insure reasonable returns at a time when downside price risks appear to be substantial. The company closes its hedges by purchasing offsetting "long" and/or "short" positions in the futures market at then prevailing prices. Accordingly, the gain or loss on the hedge position will depend on futures prices at the time offsetting "long" and/or "short" positions are purchased. Hedging gains and losses are included in revenues from oil and gas sales. The company believes its most significant hedging risk is that expected correlations in price movements as discussed above do not occur, and thus, that gains or losses in one market are not fully offset by opposite moves in the other market.

        The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Stockholders' Equity as Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales.

        As more fully described in note 4 to the consolidated financial statements, the company currently has open hedge positions totaling 690,000 MMbtu covering the months of April through September 2005 and December 2005 and January 2006. The hedges represent about 50% of the company's estimated natural gas production for April through September and about 15% of the company's estimated natural gas production for December and January. All prices are NYMEX basis. Hedges for the months of February and March, 2005 have been closed at a small gain. Average gas prices in the company's market areas are expected to be 15% to 17% below NYMEX prices due to basis differentials and transportation costs.

        The company has a hedging line of credit as discussed in note 4.

        Gas and oil sales volume and price realization comparisons for the indicated three months ended January 31 are set forth below. Price realizations include the sales price and hedging gains and losses.

	Three Months Ended January 31,
	2005			2004			% Change
Product
	Volume	Price		Volume	Price		Volume	Price
Gas (Mcf)	382,000	$5.25	(1)	458,000	$5.03	(2)	-17%	+4%
Oil (bbls)	9,000	$42.67		10,000	$29.95		-10%	+42%

(1)
Includes $0.59 Mcf hedging loss.
(2)
Includes $0.18 Mcf hedging gain.

        The timing of production from new wells is primarily responsible for lower natural gas production in the first quarter of 2005 compared to last year. Last year, flush production from five new wells resulted in first quarter 2004 production volumes reaching an all-time high. By comparison, there was only one comparable new well that contributed such flush production in the first quarter of 2005. The company's drilling successes occur unevenly, and the company does not attempt to time drilling or initial production from new wells to affect quarter-to-quarter financial and operating results.

OPERATIONS

        The company's business focuses on two core projects—natural gas drilling primarily along the shelf of the Northern Anadarko Basin of Oklahoma and application of its patented Calliope Gas Recovery System. In addition, the company has recently expanded into south Texas through an exploration program using 3-D seismic to define the Vicksburg and Frio prospects in Hidalgo, Jim Hogg and Star

Counties. The company believes that, in combination, these projects along with the South Texas exploration program provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived gas reserves and production at reasonable costs and risks.

        Drilling.    The company drills primarily for natural gas on its 40,000 gross acre inventory located along the northern shelf of the Anadarko Basin of Oklahoma. To date the company has drilled approximately 50 wells on its Harper and Ellis County acreage of which 62% have been completed as producers. A substantial number of additional wells are anticipated for the area, including five wells scheduled for this summer.

        The 9,200-foot Skyler well is located on the company's 1,280 gross acre Gage Prospect in Ellis County, Oklahoma. Two of three Morrow sand intervals have been tested. Production from the second 35-foot interval continues to exceed expectations with daily rates of approximately 2.3 MMcf, 14 barrels of oil, and seven barrels of water. Because the second sand interval was not placed on production until mid-January, the well did not make a significant production contribution to the first fiscal quarter ended January 31, 2005. The third sand interval had the best gas show during drilling and will be tested at a later date. The company owns a 51% working interest and is the operator.

        The Skyler well has produced approximately 200 MMcfe and appears to be an excellent well. Three offset wells have been scheduled on the Gage Prospect, including the Connor #1-6 which is currently drilling below 2,000 feet.

        Approximately 25 miles to the north, a second exploratory well, Glacier #1-34, was drilled on the company's 4,500 gross acre Glacier Prospect located in Harper County. The well had virgin pressure and tested high rates of gas from 11 feet of productive Morrow sands.

        In mid-February, production commenced at approximate daily rates of 3.7 MMcf and seven barrels of oil. Subsequently, production and pressures have declined sharply with current daily production at approximately 400 Mcfg. The well's performance indicates either a down-hole mechanical problem or sands that are boundary restricted at the Glacier #1-34 well location. Testing will be performed to assess the cause of the rapid decline.

        The Glacier #1-34 well found a Morrow channel system that contains superb sand quality and virgin pressure. The company is uncertain as to why the sands may be boundary restricted at the Glacier #1-34 location. However, the company believes from its experience that similar high quality sands will extend over a much larger area within this channel system. Accordingly, two offset wells are scheduled to be drilled this summer to further define the prospect's potential.

        In south Texas, the company recently finalized an agreement to use 3-D seismic to define Vicksburg and Frio drilling prospects in Hidalgo, Jim Hogg and Starr Counties. The company has committed $1,500,000 over two years primarily to purchase, interpret and reprocess seismic and acquire leasehold interests on drillable prospects. The company will own 75% of the venture before payout and 37.5% after payout. In addition to the cost of seismic and leases, the company expects to participate in drilling the prospects that are identified with all, or a portion, of its ownership interest.

        The company's expansion into south Texas combines its financial resources and operating expertise with an exploration team that has many years of experience and a proven record of success in the area. This new project will compliment the company's Northern Anadarko Shelf exploration program.

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

        The company's Calliope business is currently focused on increasing the number of Calliope installations by joint venturing with larger companies. The company has hired two highly qualified professionals to spearhead the project. Both had very successful careers in operations and high-level management with major companies.

        Initial presentations have been made to several very large companies which have expressed a keen interest in the technology. The company is engaged in ongoing discussions with those companies, and presentations are scheduled to be made to other companies.

Results of Operations

        For the three months ended January 31, 2005, total revenues fell 9% to $2,606,000 compared to $2,850,000 for the comparable period in 2004. As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 4% to $5.25 per Mcf and oil price realizations increased 42% to $42.67 per barrel. The net effect of these price changes was to increase oil and gas sales by $585,000. Hedging losses were $227,000 in 2005 compared to a gain of $80,000 for the first quarter of 2004. Gas and oil production both declined 17% and 10%, respectively. The net effect of these volume changes was to decrease oil and gas sales by $498,000. The timing of production from new wells is primarily responsible for lower natural gas production in the first quarter of 2005 compared to the same quarter last year. Last year, flush production from five new wells resulted in first quarter 2004 production volumes reaching an all-time high. By comparison, there was only one comparable new well that contributed such flush production in the first quarter of 2005. Operating income rose 16% due to drilling supervision income and additional operated wells. Investment income and other fell 43% due primarily to the performance of the professional money managers used by the company.

        For the three months ended January 31, 2005, total costs and expenses rose 9% to $1,343,000 compared to $1,232,000 for the comparable period in 2004. Oil and gas production expenses increased 6% due primarily to new wells added during 2004. This increase in lease operating expenses was reduced by lower production taxes. Production taxes decreased as a result of the decrease in oil and gas sales and the accrual of severance tax rebates available for new development wells and production enhancement projects. DD&A rose 11% primarily due to increased capital spending in 2004. General and administrative expenses increased 11% primarily due to increases in professional fees and salaries and benefit costs related primarily to increased administration resulting from rapid growth, transition from small business SEC reporting status to full reporting status, compliance with Sarbanes-Oxley regulations and preparation for accelerated filing requirements related to the company's quarterly and annual SEC reports. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28% for the 2005 and 2004 periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company manages exposure to commodity price fluctuations by periodically hedging a portion of expected production through the use of derivatives, typically collars and short swaps. The level of the company's hedging activity and the duration of the instruments employed depend upon the company's view of market conditions, available hedge prices and operating strategy. The following table summarizes current hedge positions:

		Weighted Average
Commodity	Volume	Price Floor	Price Ceiling	Swap Price	Period Covered
Natural Gas Collars	90,000 MMbtu	$5.73	$6.70		April 2005
Natural Gas Short Swap	20,000 MMbtu			$6.38	April 2005
Natural Gas Collars	90,000 MMbtu	$5.70	$6.65		May 2005
Natural Gas Short Swap	20,000 MMbtu			$6.38	May 2005
Natural Gas Collars	90,000 MMbtu	$5.70	$6.65		June 2005
Natural Gas Short Swap	20,000 MMbtu			$6.35	June 2005
Natural Gas Collars	100,000 MMbtu	$6.02	$7.15		July 2005
Natural Gas Collars	100,000 MMbtu	$6.02	$7.15		August 2005
Natural Gas Collars	100,000 MMbtu	$6.02	$7.15		September 2005
Natural Gas Collars	30,000 MMbtu	$7.00	$8.55		December 2005
Natural Gas Collars	30,000 MMbtu	$7.00	$8.55		January 2006

ITEM 4. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of January 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the company's internal controls over financial reporting that occurred in the first quarter of 2005 that materially affected or were reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULT UPON SERVICE SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

        Exhibits are as follow:

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

CREDO Petroleum Corporation (Registrant)
By:	/s/ JAMES T. HUFFMAN James T. Huffman President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ DAVID W. VREEMAN David W. Vreeman Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 17, 2005