Form 10-Q
period 2005-07-31
CREDO PETROLEUM CORP
filed 2005-09-14
CIK 277924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding

September 9, 2005	Common stock, $.10 par value	6,076,696

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q For the Period Ended July 31, 2005
The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31,	October 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$892,000	$518,000
Short term investments	5,512,000	6,371,000
Receivables:
Accrued oil and gas sales	2,810,000	2,051,000
Trade	356,000	1,019,000
Other current assets	1,260,000	58,000

Total current assets	10,830,000	10,017,000

Oil and gas properties, at cost, using full cost method:
Evaluated oil and gas properties	34,004,000	30,072,000
Unevaluated oil and gas properties	3,731,000	2,174,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(14,232,000)	(12,737,000)

Net oil and gas properties, at cost, using full cost method	23,503,000	19,509,000

Exclusive license agreement, net of amortization of $344,000 in 2005 and $291,000 in 2004	355,000	408,000
Other, net	745,000	1,042,000

	$35,433,000	$30,976,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,996,000	$4,394,000
Income taxes payable	144,000	12,000

Total current liabilities	3,140,000	4,406,000

LONG-TERM LIABILITIES:
Deferred income taxes, net	6,021,000	4,605,000
Exclusive license obligation, less current obligations of $58,000	297,000	297,000
Asset retirement obligation	862,000	748,000

Total liabilities	10,320,000	10,056,000

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 6,340,000 shares issued in 2005 and 2004	634,000	634,000
Capital in excess of par value	12,577,000	12,463,000
Treasury stock, at cost, 279,000 shares in 2005 and 303,000 in 2004	(275,000)	(452,000)
Accumulated other comprehensive loss	(36,000)	(437,000)
Retained earnings, net of $6,272,000 related to 20% stock dividend in 2003	12,213,000	8,712,000

Total stockholders’ equity	25,113,000	20,920,000

	$35,433,000	$30,976,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
REVENUES:
Oil and gas sales	$8,785,000	$6,932,000	$3,396,000	$2,226,000
Operating	487,000	444,000	164,000	152,000
Investment and other income	201,000	186,000	105,000	61,000

	9,473,000	7,562,000	3,665,000	2,439,000

COSTS AND EXPENSES:
Oil and gas production	1,920,000	1,464,000	790,000	532,000
Depreciation, depletion and amortization	1,610,000	1,227,000	568,000	436,000
General and administrative	1,052,000	1,011,000	337,000	344,000
Interest	28,000	30,000	9,000	7,000

	4,610,000	3,732,000	1,704,000	1,319,000

INCOME BEFORE INCOME TAXES	4,863,000	3,830,000	1,961,000	1,120,000

INCOME TAXES	(1,362,000)	(1,073,000)	(549,000)	(314,000)

NET INCOME	$3,501,000	$2,757,000	$1,412,000	$806,000

EARNINGS PER SHARE OF COMMON STOCK — BASIC	$.58	$.46	$.23	$.14

EARNINGS PER SHARE OF COMMON STOCK — DILUTED	$.56	$.45	$.22	$.13

Weighted average number of shares of Common Stock and dilutive securities:
Basic	6,046,000	6,020,000	6,058,000	6,038,000

Diluted	6,221,000	6,186,000	6,226,000	6,222,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Statement of Stockholders’ Equity and Comprehensive Income
(Unaudited)
For the Nine Months Ended July 31, 2005

					Accumulated
			Capital In		Other			Total
	Common Stock		Excess Of	Treasury	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Loss	Income	Earnings	Equity

Balance, October 31, 2004	6,340,000	$634,000	$12,463,000	$(452,000)	$(437,000)		$8,712,000	$20,920,000
Comprehensive income:
Net income	—	—	—	—	—	$3,501,000	3,501,000	3,501,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	—	401,000	401,000	—	401,000

Total comprehensive income						$3,902,000

Purchase of treasury stock	—	—	—	(8,000)	—		—	(8,000)
Exercise of common stock options	—	—	—	185,000	—		—	185,000
Tax benefit from the exercise of common stock options	—	—	114,000	—	—		—	114,000

Balance, July 31, 2005	6,340,000	$634,000	$12,577,000	$(275,000)	$(36,000)		$12,213,000	$25,113,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,501,000	$2,757,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,610,000	1,227,000
Deferred income taxes	1,250,000	931,000
Other	76,000	—
Changes in operating assets and liabilities:
Proceeds from short term investments	2,500,000	509,000
Purchase of short term investments	(1,641,000)	(1,849,000)
Accrued oil and gas sales	(759,000)	(319,000)
Trade receivables	663,000	(339,000)
Other current assets	(1,138,000)	(59,000)
Accounts payable and accrued liabilities	(853,000)	682,000
Income taxes payable	132,000	(10,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,341,000	3,530,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(5,064,000)	(3,980,000)
Proceeds from sale of oil and gas properties	118,000	—
Changes in other long-term assets	(198,000)	(388,000)

NET CASH USED IN INVESTING ACTIVITIES	(5,144,000)	(4,368,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options (24,000 options in 2005 and 78,000 options in 2004)	185,000	291,000
Purchase of treasury stock (500 shares in 2005 and 2,000 shares in 2004)	(8,000)	(39,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	177,000	252,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	374,000	(586,000)

CASH AND CASH EQUIVALENTS:
Beginning of period	518,000	1,885,000

End of period	$892,000	$1,299,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$157,000

Cash paid during the period for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited)
July 31, 2005
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

Changes in oil and gas prices have historically had the most significant impact on the company’s ceiling test. In general, the ceiling is lower when prices are lower. Even though oil and gas prices can be highly volatile over weeks and even days, the ceiling calculation dictates that prices in effect as of the last day of the test period be used and held constant. The resulting valuation is a snapshot as of that day and, thus, is generally not indicative of a true fair value that would be placed on the company’s reserves by the company or by an independent third party. Therefore, the future net revenues associated with the estimated proved reserves are not based on the company’s assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the test period.
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

ASSET RETIREMENT OBLIGATIONS. Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” requires that the company estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires the company to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

	July 31,	October 31,
	2005	2004
Asset retirement obligation beginning of period	$748,000	$238,000
Accretion expense	25,000	(10,000)
Obligations incurred	44,000	23,000
Obligations settled	(45,000)	(6,000)
Change in estimate	90,000	503,000

Asset retirement obligation end of period	$862,000	$748,000

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
3. STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” Among other provisions, the statement amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under current accounting rules the company elected to account for its stock-based employee compensation under the intrinsic value method established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

If compensation expense had been determined in accordance with the provisions of SFAS No. 123, the company’s net income and net income per share of common stock would have been reported as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income as reported	$3,501,000	$2,757,000	$1,412,000	$806,000
Fair value of stock-based compensation, net of tax	(156,000)	(212,000)	(50,000)	(71,000)

Pro forma net income	$3,345,000	$2,545,000	$1,362,000	$735,000

Net income per share of common stock, basic:
As reported	$0.58	$0.46	$0.23	$0.14

Pro forma	$0.55	$0.42	$0.22	$0.12

Net income per share of common stock, diluted:
As reported	$0.56	$0.45	$0.22	$0.13

Pro forma	$0.54	$0.41	$0.22	$0.12

4. NATURAL GAS PRICE HEDGING
The company periodically hedges the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated. Hedging transactions typically take the form of forward short positions and collars on the NYMEX futures market, and are closed by purchasing offsetting positions. Such hedges, which are accounted for as cash flow hedges, do not exceed estimated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company’s production is located, and are authorized by the company’s Board of Directors. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.
The company recognizes all derivatives on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales.
Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had after tax hedging losses of $207,000 in the first nine months of 2005 and after tax hedging losses of $350,000 for the same period in 2004. Any hedge ineffectiveness is immediately recognized in gas sales. Subsequent to the end of the third fiscal quarter, the company closed its August and September contracts for 200 MMbtu with an after tax hedging loss of $308,000. The company’s current open hedge position is 120 MMbtu covering the months of December 2005 and January 2006. These hedging contracts represent approximately 30% of the company’s estimated gas equivalent production for December 2005 and January 2006. December 2005 and January 2006 hedges are collars with a weighted average floor price of $7.00 and a weighted average ceiling price of $8.68 totaling 60 MMbtu in each month.
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
5. COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three and nine months ended July 31, 2005 and 2004 are as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Net income	$3,501,000	$2,757,000	$1,412,000	$806,000
Other comprehensive income:
Change in fair value of derivatives	567,000	(617,000)	7,000	275,000
Income tax (expense) benefit	(166,000)	173,000	(2,000)	(77,000)

Total comprehensive income	$3,902,000	$2,313,000	$1,417,000	$1,004,000

6. EARNINGS PER SHARE
The company’s calculation of earnings per share of common stock is as follows:

	Nine Months Ended July 31,
	2005			2004
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$3,501,000	6,046,000	$.58	$2,757,000	6,020,000	$.46
Effect of dilutive shares of common stock from stock options	—	175,000	(.02)	—	166,000	(.01)

Diluted earnings per share	$3,501,000	6,221,000	$.56	$2,757,000	6,186,000	$.45

	Three Months Ended July 31,
	2005			2004
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,412,000	6,058,000	$.23	$806,000	6,038,000	$.14
Effect of dilutive shares of common stock from stock options	—	168,000	(.01)	—	184,000	(.01)

Diluted earnings per share	$1,412,000	6,226,000	$.22	$806,000	6,222,000	$.13

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
8. COMMITMENTS
Effective January 1, 2005, the company entered into an exploration agreement to generate and market gas drilling prospects in South Texas. The agreement commits the company to spend a maximum of $1,500,000 over two years primarily for seismic, leases and administrative costs. Through July 31, 2005, the company has made payments of $525,000 towards this commitment. Until the entire venture pays out, the company owns 75% of each generated prospect before payout and will own 37.5% after payout. Upon payout of the venture, the company will own 37.5% of the venture and all generated prospects. Drilling of generated prospects is not covered by the agreement. The company’s drilling cost, if any, will depend upon its election to participate with, or sell, all or a portion of its interest in any prospect generated.
In April 2005, the company committed approximately $1,000,000 over an expected two-year period to purchase a 25% interest in 15,000 gross acres along the Central Kansas Uplift, in Graham and Sheridan counties, Kansas, participate in a 3-D seismic survey, and drill five exploratory wells. Through July 31, 2005, the company has made payments of $502,000 towards this commitment. Subsequent drilling will be determined by results from the initial wells. Approximately 25 square miles of proprietary 3-D seismic will be shot to define Lansing-Kansas City oil prospects at about 4,000 feet.
9. SUBSEQUENT EVENTS
On September 13, 2005, the company announced that its Board of Directors approved a three-for-two split of the company’s common stock. Shareholders of record as of the close of business on September 26, 2005 will be issued a certificate representing one additional share of the company’s common stock for each two shares of common stock held as of that date. The stock split will increase the number of shares of common stock outstanding to approximately 9.1 million shares.

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
LIQUIDITY AND CAPITAL RESOURCES
At July 31, 2005, working capital was $7,690,000, compared to $6,942,000 at July 31, 2004. For the nine months ended July 31, 2005, net cash provided by operating activities increased $1,811,000, or 51% to $5,341,000 when compared to net cash provided by operating activities of $3,530,000 for the same period in 2004. This increase is primarily the result of increases in net income and other non-cash items of $1,522,000; a net decrease of $859,000 in short term investments in 2005 versus a net increase in short term investments of $1,340,000 in 2004 which resulted in a net increase of $2,199,000 between the two periods; a net decrease in cash as a result of changes in accrued oil and gas sales, trade receivables and other current assets of $517,000; and a net decrease in cash as a result of changes in accounts payable and income taxes payable of $1,393,000. For the nine months ended July 31, 2005 and 2004, net cash used in investing activities was $5,144,000 and $4,368,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $5,064,000 and $3,980,000, respectively.
The average return on the company’s investments for the nine months ended July 31, 2005 and 2004 was 3.1% and 5.0%, respectively. At July 31, 2005, approximately 52% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news, such as the September 11th terrorist attacks.
Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months. As discussed in Note 8 to the consolidated financial statements, at July 31, 2005 the company had remaining commitments of $1,473,000 related to projects in South Texas and along the Central Kansas uplift. Such costs are expected to be funded over the next 15 to 17 months. At July 31, 2005, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.
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
As more fully described in Note 4, the company currently has open hedge positions in the months of December 2005 and January 2006. The positions consist of “collars” totaling 120 MMbtu with a weighted average floor price of $7.00 and a ceiling price of $8.68. The hedge covers approximately 30% of the company’s estimated gas equivalent production for these months. All prices are NYMEX basis. Subsequent to the end of the third fiscal quarter, the company closed its August and September contracts for 200 MMbtu at an after tax loss of $308,000. Average gas prices in the company’s market areas are expected to be 15% to 17% below NYMEX prices due to basis differentials and transportation costs.
Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below. Price realizations include the sales price and hedging gains and losses.

	Nine Months Ended July 31,
	2005			2004			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	1,311,000	$5.70	(1)	1,278,000	$4.58	(3)	+3%	+24%
Oil (bbls)	27,700	$47.37		32,900	$32.66		-16%	+45%

	Three Months Ended July 31,
	2005			2004			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	469,000	$6.25	(2)	417,000	$4.37	(4)	+13%	+43%
Oil (bbls)	8,200	$56.21		11,700	$34.63		-30%	+62%

(1)	Includes $0.22 Mcf hedging loss.

(2)	Includes $0.02 Mcf hedging loss.

(3)	Includes $0.38 Mcf hedging loss.

(4)	Includes $1.03 Mcf hedging loss.
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
The company will continue to actively pursue adding reserves through its two core projects in fiscal 2005 and expects these activities to be the primary source of its reserve additions. However, the timing and extent of such activities can be dependent on many factors which are beyond the company’s control, including but not limited to, the availability of oil field services such as drilling rigs, production equipment and related services and access to wells for application of the company’s patented liquid lift system on low pressure gas wells. The prevailing price of oil and gas has a significant affect on demand and, thus, the related cost of such services and wells.
Drilling Activities. The company currently drills primarily on its 40,000 gross acre inventory located along the shelf of the Northern Anadarko Basin in Oklahoma. The company has completed eight consecutive wells as producers. The wells, which ranged from development to rank wildcat, are located on five different prospects.
During the first nine months of 2005, the company drilled 10 wells in Oklahoma with working interests ranging up to 69%. Eight of these wells have been completed as producers and two were dry holes. Drilling expenditures were concentrated on the company’s acreage inventory located along the northern shelf of the

Anadarko Basin of Oklahoma. The wells targeted the Morrow, Oswego and Chester formations between 7,000 and 9,200 feet. A substantial number of additional wells are anticipated for the area, including approximately three wells scheduled for the remainder of this fiscal year.
Drilling is not restricted to the company’s inventory located along the northern Anadarko shelf acreage. The company is generating prospects elsewhere in the Northern Anadarko Basin, in the Oklahoma Panhandle, north-central Oklahoma, north-central Kansas and South Texas. In addition, 16 coal bed methane wells were drilled on acreage in Wyoming where the company owns working interests of approximately 10%, and 134 coal bed methane wells were drilled on Wyoming acreage where the company owns small royalty interests.
A series of three wells were recently drilled in Harper and Ellis Counties, Oklahoma, all of which have been completed for production. These wells are located on the company’s 5,120 gross acre Glacier Prospect, the 2,560 gross acre Buffalo Creek prospect and the 14,000 gross acre Sand Creek Prospect. The company is the operator of these wells with working interests ranging from 25% to 57%. Production is expected to begin on all three wells during September 2005.
Three to four additional wells are expected to be drilled before calendar year-end on the Glacier, Buffalo Creek and Sand Creek Prospects.
This year the company significantly expanded both the volume and breadth of its exploration program with new projects in South Texas and north-central Kansas. It is the company’s intention to diversify its exploration geographically, scientifically, and in terms of capital, risk and reserve potential. Compared to drilling in Oklahoma, the South Texas project involves higher costs and greater risks but significantly higher per well reserve potential. The north-central Kansas project is geared to oil exploration and has excellent potential to add significant reserves at moderate costs and risks. Both projects are in areas where 3-D seismic is a proven exploration tool and where continuing refinements are providing excellent exploration success. Equally as important, both exploration teams specialize in their respective geographic areas and have been highly successful finding new reserves using 3-D seismic.
As previously discussed, drilling of generated South Texas prospects is not covered by the exploration agreement and, therefore, is not a commitment under the exploration agreement. Drilling is expected to commence late in 2005. The initial three well drilling program will be located in Hidalgo County and wells will range in depth from 10,200 to 15,500 feet with an estimated total cost (8\8ths basis) of $10,000,000 to $12,000,000. The company is currently evaluating what portion of its 37.5% after payout interest to retain for direct participation.
The north-central Kansas project agreement provides for five exploratory wells to be drilled as part of the initial commitment. Drilling will commence after new 3-D seismic shooting and interpretation is completed, which is expected in mid-2006. See Note 8 for additional information regarding the company’s commitments to these two exploration projects.
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
In the joint venture area, Calliope has been presented to a range of companies, including majors and large independents. All of the companies have expressed a keen interest in the technology and further discussions are currently ongoing. Joint venture discussions are in various stages with several of these companies, including evaluation of candidate wells and discussion of commercial terms.
In addition to joint ventures, the company has expanded its effort to acquire Calliope candidate wells into Texas and Louisiana. This effort is being spearheaded on a full-time basis by a highly qualified petroleum engineer based in Houston.
As part of its Calliope effort in Texas, the company has recently acquired wells that are in various stages of evaluation for Calliope installations. Testing has been completed on the previously reported Adolfo Trevino well and the company has determined that this well is not a Calliope candidate.
In southwest Texas, the company recently purchased two Calliope candidate wells. These 11,700-foot wells have produced 3.0 Bcf and 65,000 barrels of oil and 5.4 Bcf and 158,000 barrels of oil, and are currently uneconomic. Initial testing indicates they are good Calliope candidates, with installations expected in October. The company owns a 59% working interest and is the operator.
In western Oklahoma, the company has fracture stimulated and completed evaluation of the 18,700-foot Wallace well for a Calliope installation. A casing leak had previously been repaired. The well has produced 25 Bcf and is currently dead. A Calliope installation is scheduled for September. The company owns an 87.5% working interest and is the operator.
Results of Operations
Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004
For the nine months ended July 31, 2005, total revenues increased 25% to $9,473,000 compared to $7,562,000 last year. As the oil and gas price/volume table on page 14 shows, total gas price realizations, which reflect hedging transactions, increased 24% to $5.70 per Mcf and oil price realizations increased 45% to $47.37 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,853,000. For the nine months ended July 31, 2005, the company’s gas equivalent production increased slightly. Operating income increased 10% due to an increase in drilling and production supervision income related to operated wells. Investment and other income increased 8% primarily due to an increase in other income.
For the nine months ended July 31, 2005, total costs and expenses rose 24% to $4,610,000 compared to $3,732,000 for last year. Oil and gas production expenses increased 31% due primarily to new wells. Depreciation, depletion and amortization (“DD&A”) increased 31% primarily due to an increase in the amortizable full cost pool. General and administrative expenses increased 4% primarily due to increases in professional fees and salaries and benefit costs related primarily to increased administration resulting from rapid growth, transition from small business SEC reporting status to full reporting status, compliance with Sarbanes-Oxley regulations and preparation for accelerated filing requirements related to the company’s quarterly and annual SEC reports. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28% for the 2005 and 2004 periods.

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004
For the three months ended July 31, 2005, total revenues increased 50% to $3,665,000 compared to $2,439,000 for last year. As the oil and gas price/volume table on page 14 shows, total gas price realizations, which reflect hedging transactions, increased 43% to $6.25 per Mcf and oil price realizations increased 62% to $56.21 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,038,000. For the three months ended July 31, 2005, the company’s gas equivalent production increased 6% resulting in an oil and gas sales increase of $132,000. Operating income rose 8% due to drilling and production supervision income related to operated wells. Investment and other income increased 72% primarily due to changes in market conditions and an increase in other income.
For the three months ended July 31, 2005, total costs and expenses rose 29% to $1,704,000 compared to $1,319,000 for the comparable period in 2004. Oil and gas production expenses increased 48% due primarily to new wells. DD&A rose 30% primarily due to an increase in the amortizable full cost pool and increased production. General and administrative expenses decreased 2% primarily due to an increase in allocable overhead. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28% for the 2005 and 2004 periods.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of July 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the company’s internal controls over financial reporting that occurred in the third fiscal quarter of 2005 that materially affected or were reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION

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

Date: September 14, 2005

Exhibit Index
Exhibits are as follow:
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)