Form 10-Q
period 2006-01-31
CREDO PETROLEUM CORP
filed 2006-03-23
CIK 277924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-8877
CREDO PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0772991

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Broadway, Suite 900, Denver, Colorado	80202

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding

March 16, 2006	Common stock, $.10 par value	9,205,115

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q For the Period Ended January 31, 2006
The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,	October 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,155,000	$1,935,000
Short-term investments	5,706,000	5,495,000
Receivables:
Accrued oil and gas sales	2,354,000	2,776,000
Trade	1,705,000	1,003,000
Other current assets	233,000	245,000

Total current assets	13,153,000	11,454,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	4,339,000	3,452,000
Evaluated oil and gas properties	38,599,000	36,121,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(15,730,000)	(15,022,000)

Net oil and gas properties, at cost, using full cost method	27,208,000	24,551,000

Exclusive license agreement, net of amortization of $379,000 in 2006 and $361,000 in 2005	320,000	338,000
Inventory	1,097,000	1,288,000
Other assets	220,000	213,000

Total assets	$41,998,000	$37,844,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,769,000	$3,426,000
Income taxes payable	420,000	331,000

Total current liabilities	5,189,000	3,757,000

Long Term Liabilities:
Deferred income taxes, net	6,395,000	5,978,000
Exclusive license obligation, less current obligations of $64,000 in 2006 and 2005	233,000	233,000
Asset retirement obligation	901,000	929,000

Total liabilities	12,718,000	10,897,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2006 and 2005	951,000	951,000
Capital in excess of par value	14,140,000	13,933,000
Treasury stock, 347,000 shares in 2006 and 393,000 in 2005	—	(125,000)
Accumulated other comprehensive income (loss)	—	(306,000)
Retained earnings, net of $6,272,000 related to 20% stock dividend in 2003	14,189,000	12,494,000

Total stockholders’ equity	29,280,000	26,947,000

Total liabilities and stockholders’ equity	$41,998,000	$37,844,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2006	2005
REVENUES:
Oil and gas sales	$4,120,000	$2,385,000
Operating	173,000	159,000
Investment income and other	245,000	62,000

	4,538,000	2,606,000

COSTS AND EXPENSES:
Oil and gas production	1,004,000	488,000
Depreciation, depletion and amortization	738,000	477,000
General and administrative	433,000	443,000
Interest	9,000	9,000

	2,184,000	1,417,000

INCOME BEFORE INCOME TAXES	2,354,000	1,189,000

INCOME TAXES	(659,000)	(333,000)

NET INCOME	$1,695,000	$856,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.19	$.09

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.18	$.09

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,137,000	9,056,000

Diluted	9,475,000	9,249,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(Unaudited)
For the Three Months Ended January 31, 2006

					Accumulated
			Capital In		Other			Total
	Common Stock		Excess Of	Treasury	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Income (Loss)	Income	Earnings	Equity
Balance, October 31, 2005	9,510,000	$951,000	$13,933,000	$(125,000)	$(306,000)		$12,494,000	$26,947,000
Comprehensive income:
Net income	—	—	—	—	—	$1,695,000	1,695,000	1,695,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	—	306,000	306,000	—	306,000

Total comprehensive income	—	—	—	—	—	$2,001,000	—	—

Exercise of common stock options	—	—	147,000	125,000	—		—	272,000
Compensation expense associated with unvested portion of previously granted stock options	—	—	60,000	—	—		—	60,000

Balance, January 31, 2006	9,510,000	$951,000	$14,140,000	$—	$—		$14,189,000	$29,280,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,695,000	$856,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	738,000	477,000
Deferred income taxes	417,000	385,000
Compensation expense related to stock options granted	60,000	53,000
Other	—	30,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	193,000	1,317,000
Purchase of short-term investments	(404,000)	(354,000)
Accrued oil and gas sales	422,000	363,000
Trade receivables	(702,000)	221,000
Other current assets	318,000	(192,000)
Accounts payable and accrued liabilities	1,343,000	(102,000)
Income taxes payable	89,000	(12,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,169,000	3,042,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(3,539,000)	(2,343,000)
Proceeds from sale of oil and gas properties	146,000	—
Changes in other long-term assets	172,000	(34,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,221,000)	(2,377,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	272,000	—
Purchase of treasury stock	—	(8,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	272,000	(8,000)

INCREASE IN CASH AND CASH EQUIVALENTS	1,220,000	657,000

CASH AND CASH EQUIVALENTS:
Beginning of period	1,935,000	518,000

End of period	$3,155,000	$1,175,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$240,000	$—

Cash paid during the period for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited)
January 31, 2006
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented. These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
The company effected a three-for-two stock split in the third fiscal quarter of 2005. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of that stock split.
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
3. STOCK-BASED COMPENSATION
The company currently has one stock-based employee compensation plan, which is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended October 31, 2005. Prior to November 1, 2005, the company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense was recognized in the company’s Consolidated Statement of Operations prior to November 1, 2005, as all options granted under the company’s stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 1, 2005, the company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-retrospective-transition method. Under this transition method, the company restated the results of all prior periods back to the beginning of fiscal 1997 (the fiscal year of inception for this stock-based compensation plan) in accordance with the original provisions of SFAS No. 123. The cumulative effect of this restatement was an increase of $1,447,000 to capital in excess of par value and a decrease to retained earnings in the same amount. For the three months ended January 31, 2006 and 2005, the company recognized compensation expense related to its stock option plan of $60,000 and $53,000, respectively. The company has not made any option grants during fiscal 2006. If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) will also be included in compensation expense.

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
The company recognizes all derivatives (consisting solely of cash flow hedges) on the balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Operations as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales.
Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had after tax hedging losses of $191,000 in the first fiscal quarter of 2006 and after tax hedging losses of $163,000 for the same period in 2005. Any hedge ineffectiveness, which was not material for the first fiscal quarter of 2006, is immediately recognized in gas sales. The company currently has no open hedge positions.
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

5. COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three months ended January 31, 2006 and 2005 are as follows:

	Three Months Ended
	January 31,
	2006	2005
Net income	$1,695,000	$856,000
Other comprehensive income:
Change in fair value of derivatives	425,000	606,000
Income tax expense	(119,000)	(177,000)

Total comprehensive income	$2,001,000	$1,285,000

6. EARNINGS PER SHARE
The company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2006			2005
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,695,000	9,137,000	$.19	$856,000	9,056,000	$.09

Effect of dilutive shares of common stock from stock options	—	338,000	(.01)	—	193,000	—

Diluted earnings per share	$1,695,000	9,475,000	$.18	$856,000	9,249,000	$.09

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

8. COMMITMENTS
Effective January 1, 2005, the company entered into an exploration agreement to generate and market gas drilling prospects in South Texas. The company is currently committed to spend $1,900,000 over two years primarily for seismic, leases and administrative costs. Through January 31, 2006, the company has made payments of $1,470,000 towards this commitment. In general, all costs incurred by the company are allocated over a number of prospects, and payout is calculated on a prospect by prospect basis based on recovery of the cost allocated to each prospect. The company owns 75% of each generated prospect before payout and 37.5% after payout. The company has the option to participate in each prospect for all, or a portion, of its interest. If the company does not participate for the full interest, the remaining amount will be sold to industry participants on a promoted basis. Drilling of generated prospects is not covered by the agreement. The company’s drilling cost, if any, will depend upon its election to participate with, or sell, all or a portion of its interest in any prospect generated.
In April 2005, the company committed approximately $1,200,000 over an expected two-year period to purchase a 30% interest in 18,000 gross acres along the Central Kansas Uplift, in Graham and Sheridan counties, Kansas, participate in a 3-D seismic survey, and drill five exploratory wells. Through January 31, 2006, the company has made payments of $700,000 towards this commitment. Subsequent drilling will be determined by results from the initial wells. Approximately 28 square miles of proprietary 3-D seismic will be shot to define Lansing-Kansas City oil prospects at about 4,000 feet.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report on Form 10-Q, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:
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

LIQUIDITY AND CAPITAL RESOURCES
At January 31, 2006, working capital was $7,964,000, compared to $6,305,000 at January 31, 2005. For the three months ended January 31, 2006, net cash provided by operating activities increased $1,127,000, or 37% to $4,169,000 when compared to net cash provided by operating activities of $3,042,000 for the same period in 2005. This increase is primarily the result of increases in net income and other non-cash items of $1,109,000; a net increase of $211,000 in short term investments in 2006 versus a net decrease in short term investments of $963,000 in 2005 which resulted in a net decrease in cash provided by operating activities of $1,174,000 between the two periods; a net decrease in cash provided by operating activities as a result of changes in accrued oil and gas sales, trade receivables and other current assets of $354,000; and a net increase in cash provided by operating activities as a result of changes in accounts payable and income taxes payable of $1,546,000. For the three months ended January 31, 2006 and 2005, net cash used in investing activities was $3,221,000 and $2,377,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $3,539,000 and $2,343,000, respectively.
The average return on the company’s investments for the three months ended January 31, 2006 and 2005 was 3.2% and 1.0%, respectively. At January 31, 2006, approximately 55% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.
Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months. As discussed in Note 8 to the consolidated financial statements, at January 31, 2006 the company had remaining commitments of $930,000 related to projects in South Texas and along the Central Kansas uplift. Such costs, which include overhead, lease bonuses, land services and 3-D seismic, are expected to be funded over the next 9 to 12 months. At January 31, 2006, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.
OFF-BALANCE SHEET FINANCING
The company has no off-balance sheet financing arrangements at January 31, 2006.
PRODUCT PRICES AND PRODUCTION
Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict. Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated. Hedging transactions typically take the form of forward short positions and collars on the NYMEX futures market, and are closed by purchasing offsetting positions. Such hedges, which are accounted for as cash flow hedges, do not exceed estimated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company’s production is located, and are authorized by the company’s Board of Directors. Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated. Refer to Note 4 to the Consolidated Financial Statements for a complete discussion on the company’s hedging activities.

Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below. Price realizations include the sales price and hedging losses.

Three Months Ended January 31,
	2006			2005			% Change
Product	Volume	Price		Volume	Price		Volume	Price
Gas (Mcf)	437,000	$8.19	(1)	382,000	$5.25	(2)	+14%	+56%
Oil (bbls)	9,500	$56.94		9,000	$42.67		+7%	+33%

(1)	Includes $0.61 Mcf hedging loss.

(2)	Includes $0.59 Mcf hedging loss.
OPERATIONS
During the first fiscal quarter the company continued to focus on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.
During fiscal 2005, the company expanded into South Texas through an exploration program using 3-D seismic to define the Vicksburg, Frio, Queen and Wilcox prospects in Hidalgo and Jim Hogg counties and into north-central Kansas through an exploration program using 3-D seismic to define Lansing-Kansas City oil prospects in Graham and Sheridan counties. The company believes that, in combination, its drilling and Calliope projects provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived natural gas reserves and production at reasonable costs and risks.
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
The company is currently experiencing delays in securing drilling rigs and for the delivery of production equipment, primarily compressors and coil tubing. These delays are extending the time it takes the company to conduct its field operations. As a result, the company could be at risk for price increases related to these types of services and equipment.
Drilling Activities. The company currently drills primarily on its 60,000 gross acre inventory located along the northern shelf of the Anadarko Basin. Drilling expenditures were concentrated on the company’s acreage inventory located along the northern shelf of the Anadarko Basin of Oklahoma. The wells targeted the Morrow, Oswego and Chester formations between 7,000 and 10,000 feet. A substantial number of additional wells are anticipated for the area.
Drilling is not restricted to the northern Anadarko shelf acreage. The company is generating prospects elsewhere in the Northern Anadarko Basin, in the Oklahoma Panhandle, north-central Oklahoma, north-central Kansas and South Texas.
In the first quarter of 2006, a series of six wells were drilled in Harper and Ellis Counties, Oklahoma. Three were dry holes and the other three were completed for production in February 2006. The three new producers are located on the company’s 5,120 gross acre Glacier Prospect, the 2,560 gross acre Buffalo Creek Prospect, and the 1,280 gross acre Gage Prospect. The company has working interests ranging from 31% to 57% in these wells. The next round of drilling is expected to begin in May 2006 with three to six wells.
During fiscal 2005, the company significantly expanded both the volume and breadth of its exploration program with new projects in South Texas and north-central Kansas. It is the company’s intention to diversify its exploration geographically, scientifically, and in terms of capital, risk and reserve potential. Compared to drilling in Oklahoma, the South Texas project involves higher costs and greater risks but significantly higher per well reserve potential. The north-central Kansas project is geared to oil exploration and has excellent potential to add significant reserves at moderate costs and risks. Both projects are in areas where 3-D seismic is a proven exploration tool and where continuing refinements are providing excellent exploration success. Equally as important, both exploration teams specialize in their respective geographic areas and have been highly successful finding new reserves using 3-D seismic.
As previously discussed, drilling of generated South Texas prospects is not covered by the exploration agreement and, therefore, is not a capital requirement under the exploration agreement. Drilling is expected to commence in mid-2006. The initial four well drilling program will be located in Hidalgo and Jim Hogg Counties and wells will range in depth from 10,200 to 15,500 feet with an estimated total cost (8\8ths basis) for all four wells of approximately $14,000,000. Completed costs for individual wells are estimated to range from $1,500,000 at 10,200 feet to $6,500,000 at 15,500 feet. The company is currently evaluating what portion of its 37.5% after payout interest to retain for direct participation.
The north-central Kansas project agreement provides for approximately 28 square miles of 3-D seismic to be collected and evaluated and five exploratory wells to be drilled. Completed costs for individual wells are estimated to be approximately $280,000. Drilling will commence after new 3-D seismic shooting and interpretation is completed, which is expected in mid-2006.
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
In addition to joint ventures and the Calliope drilling project, the company has successfully expanded its Calliope operations into Texas and Louisiana. In southwest Texas, the company recently completed two prototype Calliope installations which once again broadened Calliope’s down-hole application, successfully lifting several times more fluid volume than Calliope has previously lifted from the company’s Oklahoma wells. Although this prototype Calliope configuration limits the amount of natural gas that can be produced during the start-up and dewatering phase, after initial dewatering and once liquid production stabilizes, the system can be optimized to allow greater natural gas flow. The company currently has three Calliope candidate wells that are awaiting Calliope installations, one in Louisiana and two in Oklahoma. If the company experiences no significant procurement delays, it expects that the installations will be complete in the company’s second fiscal quarter. These efforts are being spearheaded on a full-time basis by a highly qualified petroleum engineer based in Houston.
Results of Operations
Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005
For the three months ended January 31, 2006, total revenues increased 74% to $4,538,000 compared to $2,606,000 during the same period last year. As the oil and gas price/volume table on page 12 shows, total gas price realizations, which reflect hedging transactions, increased 56% to $8.19 per Mcf and oil price realizations increased 33% to $56.94 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,249,000. For the three months ended January 31, 2006, the company’s gas equivalent production increased 13% resulting in an oil and gas sales increase of $486,000. Operating income rose 9% due to drilling and production supervision income related to operated wells. Investment and other income increased $183,000 primarily due to the performance of the company’s investments.
For the three months ended January 31, 2006, total costs and expenses rose 54% to $2,184,000 compared to $1,417,000 for the comparable period in 2005. Oil and gas production expenses increased 106% due primarily to an increase in production taxes and lease operating expense. Production taxes increased during the current period primarily due to the company’s receipt of a production tax rebate during the 2005 period. The increase in lease operating expense is primarily due to an increase in the number of wells owned by the company and from additional workover expenses during the 2006 period. Depreciation, depletion and amortization rose 55% primarily due to an increase in the amortizable full cost pool and increased production. General and administrative expenses decreased 2%. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28% for the 2006 and 2005 periods.
SIGNIFICANT ACCOUNTING POLICIES
The company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties, the accounting for oil and gas reserves, and the estimate of its asset retirement obligations.
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
The company has made only one ceiling write-down in its 28-year history. That write down was made in 1986 after oil prices fell 51% and natural gas prices fell 45% between fiscal year end 1985 and 1986.
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
At October 31, 2005, the date of the company’s most recent reserve report, the company’s reserves, and reserve values, were concentrated in 54 properties (“Significant Properties”). Some of the Significant Properties were individual wells and others were multi-well properties. The Significant Properties represented 28% of the company’s total properties but a disproportionate 76% of the discounted value (at 10%) of the company’s reserves. Individual wells on which the company’s patented liquid lift system is installed comprise 22% of the Significant Properties and represented 32% of the discounted reserve value of such properties. Relatively new wells comprised 22% of the Significant Properties and represented 24% of the discounted value of such properties.
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
ASSET RETIREMENT OBLIGATIONS. SFAS No. 143, Accounting for Asset Retirement Obligations requires that the company estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires the company to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of January 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the company’s internal controls over financial reporting that occurred in the first fiscal quarter of 2006 that materially affected or were reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
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
Date: March 22, 2006

Exhibit Index
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)