Form 10-Q
period 2006-04-30
CREDO PETROLEUM CORP
filed 2006-06-14
CIK 277924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
June 12, 2006	Common stock, $.10 par value	9,213,553

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q For the Period Ended April 30, 2006
The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	October 31,
	2006	2005
	(Unaudited)
A S S E T S
Current Assets:
Cash and cash equivalents	$2,084,000	$1,935,000
Short-term investments	5,893,000	5,495,000
Receivables:
Accrued oil and gas sales	2,929,000	2,776,000
Trade	816,000	1,003,000
Other current assets	257,000	245,000

Total current assets	11,979,000	11,454,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	4,864,000	3,452,000
Evaluated oil and gas properties	40,049,000	36,121,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(16,594,000)	(15,022,000)

Net oil and gas properties, at cost, using full cost method	28,319,000	24,551,000

Exclusive license agreement, net of amortization of $396,000 in 2006 and $361,000 in 2005	303,000	338,000

Compressor and tubular inventory to be used in development	1,263,000	1,288,000

Other assets	217,000	213,000

Total assets	$42,081,000	$37,844,000

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y

Current Liabilities:
Accounts payable and accrued liabilities	$2,787,000	$3,426,000
Income taxes payable	359,000	331,000

Total current liabilities	3,146,000	3,757,000

Long Term Liabilities:
Deferred income taxes, net	6,781,000	5,978,000
Exclusive license obligation, less current obligations of $64,000 in 2006 and 2005	233,000	233,000
Asset retirement obligation	909,000	929,000

Total liabilities	11,069,000	10,897,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2006 and 2005	951,000	951,000
Capital in excess of par value	14,480,000	13,933,000
Treasury stock, 297,000 shares in 2006 and 393,000 in 2005	—	(125,000)
Accumulated other comprehensive income (loss)	—	(306,000)
Retained earnings, net of $6,272,000 related to 20% stock dividend in 2003	15,581,000	12,494,000

Total stockholders’ equity	31,012,000	26,947,000

Total liabilities and stockholders’ equity	$42,081,000	$37,844,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
REVENUES:
Oil and gas sales	$7,843,000	$5,389,000	$3,723,000	$3,004,000
Investment income and other	443,000	96,000	198,000	34,000

	8,286,000	5,485,000	3,921,000	3,038,000

COSTS AND EXPENSES:
Oil and gas production	1,743,000	1,130,000	739,000	642,000
Depreciation, depletion and amortization	1,629,000	1,042,000	891,000	565,000
General and administrative	579,000	540,000	319,000	255,000
Interest	18,000	19,000	9,000	10,000

	3,969,000	2,731,000	1,958,000	1,472,000

INCOME BEFORE INCOME TAXES	4,317,000	2,754,000	1,963,000	1,566,000

INCOME TAXES	(1,230,000)	(771,000)	(571,000)	(439,000)

NET INCOME	$3,087,000	$1,983,000	$1,392,000	$1,127,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.34	$.22	$.15	$.12

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.33	$.21	$.15	$.12

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,171,000	9,059,000	9,207,000	9,063,000

Diluted	9,498,000	9,305,000	9,506,000	9,319,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(Unaudited)
For the Six Months Ended April 30, 2006

					Accumulated
			Capital In		Other			Total
	Common Stock		Excess Of	Treasury	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Income (Loss)	Income	Earnings	Equity
Balance, October 31, 2005	9,510,000	$951,000	$13,933,000	$(125,000)	$(306,000)		$12,494,000	$26,947,000
Comprehensive income:
Net income	—	—	—	—	—	$3,087,000	3,087,000	3,087,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	—	306,000	306,000	—	306,000

Total comprehensive income	—	—	—	—	—	$3,393,000	—	—

Exercise of common stock options	—	—	428,000	125,000	—		—	553,000
Compensation expense associated with unvested portion of previously granted stock options	—	—	119,000	—	—		—	119,000

Balance, April 30, 2006	9,510,000	$951,000	$14,480,000	$—	$—		$15,581,000	$31,012,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,087,000	$1,983,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,629,000	1,042,000
Deferred income taxes	803,000	833,000
Compensation expense related to stock options granted	119,000	147,000
Other	—	30,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	193,000	2,349,000
Purchase of short-term investments	(591,000)	(987,000)
Accrued oil and gas sales	(153,000)	(527,000)
Trade receivables	187,000	86,000
Other current assets	294,000	273,000
Accounts payable and accrued liabilities	(639,000)	(1,178,000)
Income taxes payable	28,000	(34,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,957,000	4,017,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(5,536,000)	(3,454,000)
Proceeds from sale of oil and gas properties	174,000	—
Changes in other long-term assets	1,000	(167,000)

NET CASH USED IN INVESTING ACTIVITIES	(5,361,000)	(3,621,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	553,000	53,000
Purchase of treasury stock	—	(8,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	553,000	45,000

INCREASE IN CASH AND CASH EQUIVALENTS	149,000	441,000

CASH AND CASH EQUIVALENTS:
Beginning of period	1,935,000	518,000

End of period	$2,084,000	$959,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$486,000	$—

Cash paid during the period for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited)
April 30, 2006
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
Certain financial statement amounts have been reclassified to conform to the presentation used for the 2006 periods. Effective with the second quarter of 2006, the company has reclassified reimbursed overhead from operating revenue to general and administrative expense. For the six months ended April 30, 2006 and 2005 the reclassified amounts were $355,000 and $323,000, respectively and for the three months ended April 30, 2006 and 2005 the reclassified amounts were $182,000 and $164,000 respectively.
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
3. STOCK-BASED COMPENSATION
The company currently has one stock-based employee compensation plan, which is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended October 31, 2005. Prior to November 1, 2005, the company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense was recognized in the company’s Consolidated Statement of Operations prior to November 1, 2005, as all options granted under the company’s stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 1, 2005, the company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-retrospective-transition method. Under this transition method, the company restated the results of all prior periods back to the beginning of fiscal 1997 (the fiscal year of inception for this stock-based compensation plan) in accordance with the original provisions of SFAS No. 123. The cumulative effect of this restatement was an increase of $1,447,000 to capital in excess of par value and a decrease to retained earnings in the same amount. For the six months ended April 30, 2006 and 2005, the company recognized compensation expense related to its stock option plan of $119,000 and $147,000, respectively and for the three months ended April 30, 2006 and 2005, the company recognized compensation expense of $59,000 and $74,000, respectively. The company has not made any option grants during fiscal 2006. The fair value of the 33,750 options granted during the six months ended April 30, 2005 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: volatility, 48%; expected option term, 5 years; risk-free interest rate, 3.7% and; expected dividend yield, 0%. If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) will also be included in compensation expense.
Plan activity for the six months ended April 30, 2006 is set forth below and has been adjusted for the 3-for-2 stock splits in fiscal 2005 and 2004 and the 20% stock dividend in 2003.

	Six Months Ended April 30, 2006
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at October 31, 2005	485,064	$5.78
Granted	—	—
Exercised	(96,158)	5.75
Cancelled or forfeited	(937)	5.93

Outstanding at April 30, 2006	387,969	$5.79

Exercisable at April 30, 2006	259,222	$5.70

Weighted average contractual life at April 30, 2006		7.15

The following table summarizes information about stock options currently outstanding and exercisable at April 30, 2006:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at April 30,	Contractual	Exercise	April 30,	Average
Prices	2006	Life in Year	Price	2006	Exercise Price
$3.09-$3.72	54,750	6.48	$3.56	25,313	$3.59
$5.93-$8.93	333,219	7.26	$6.16	233,909	$5.93

$3.09-$8.93	387,969	7.15	$5.79	259,222	$5.70

Total estimated unrecognized compensation cost from unvested stock options as of April 30, 2006 was approximately $287,000, which is expected to be recognized over an average period of approximately 1.1 years.
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

Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had after tax hedging losses of $190,000 in the first six months of 2006 and after tax hedging losses of $202,000 for the same period in 2005. Any hedge ineffectiveness, which was not material for the first six months of 2006, is immediately recognized in gas sales. The company currently has no open hedge positions.
The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls. To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls. The maximum credit line is $2,000,000 with interest calculated at the prime rate. The facility is unsecured and has affirmative covenants which require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits unfunded debt in excess of $500,000. The hedging line of credit expires on October 31, 2006.
5. COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three and six months ended April 30, 2006 and 2005 are as follows:

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net income	$3,087,000	$1,983,000	$1,392,000	$1,127,000
Other comprehensive income:
Change in fair value of derivatives	425,000	560,000	—	(46,000)
Income tax expense	(119,000)	(164,000)	—	13,000

Total comprehensive income	$3,393,000	$2,379,000	$1,392,000	$1,094,000

6. EARNINGS PER SHARE
The company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2006			2005
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$3,087,000	9,171,000	$.34	$1,983,000	9,059,000	$.22

Effect of dilutive shares of common stock from stock options	—	327,000	(.01)	—	246,000	(.01)

Diluted earnings per share	$3,087,000	9,498,000	$.33	$1,983,000	9,305,000	$.21

	Three Months Ended April 30,
	2006			2005
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,392,000	9,207,000	$.15	$1,127,000	9,063,000	$.12

Effect of dilutive shares of common stock from stock options	—	299,000	—	—	256,000	—

Diluted earnings per share	$1,392,000	9,506,000	$.15	$1,127,000	9,319,000	$.12

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
8. COMPRESSOR AND TUBULAR INVENTORY
Compressor and tubular inventory are finished goods, recorded at cost, which are expected to be used in the future development of certain of the Company’s oil and gas properties. The Company has classified this amount as a long-term asset because the compressors and tubulars are not held for re-sale and the cost, net of amounts billed to joint interest owners in the normal course of business, will eventually be included in evaluated properties.
9. UNEVALUATED OIL AND GAS PROPERTIES
Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated. The following table shows, by category of cost and date incurred, the unevaluated oil and gas property costs excluded from the amortization computation as of April 30, 2006:

				Total
Net Costs Incurred	Exploration	Development	Acquisition	Unevaluated
During Periods Ended:	Costs	Costs	Costs	Properties
April 30, 2006	$264,000	$232,000	$1,508,000	$2,004,000
October 31, 2005	176,000	145,000	2,094,000	2,415,000
October 31, 2004	—	—	445,000	445,000

	$440,000	$377,000	$4,047,000	$4,864,000

10. COMMITMENTS
Effective January 1, 2005, the company entered into an exploration agreement to generate and market gas drilling prospects in South Texas. The company is currently committed to spend $2,050,000 over two years primarily for seismic, leases and administrative costs. Through April 30, 2006, the company has made payments of $1,570,000 towards this commitment. In general, all costs incurred by the company are allocated over a number of prospects, and payout is calculated on a prospect by prospect basis based on recovery of the cost allocated to each prospect. The company owns 75% of each generated prospect before payout and 37.5% after payout. The company has the option to participate in each prospect for all, or a portion, of its interest. If the company does not participate for the full interest, the remaining amount will be sold to industry participants on a promoted basis. Drilling of generated prospects is not covered by the agreement. The company’s drilling cost, if any, will depend upon its election to participate with, or sell, all or a portion of its interest in any prospect generated.
In April 2005, the company committed approximately $1,200,000 over an expected two-year period to purchase a 30% interest in 18,000 gross acres along the Central Kansas Uplift, in Graham and Sheridan counties, Kansas, participate in a 3-D seismic survey, and drill five exploratory wells. Through April 30, 2006, the company has made payments of $847,000 towards this commitment. Subsequent drilling will be determined by results from the initial wells. Approximately 28 square miles of proprietary 3-D seismic will be shot to define Lansing-Kansas City oil prospects at about 4,000 feet.

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

LIQUIDITY AND CAPITAL RESOURCES
At April 30, 2006, working capital was $8,833,000, compared to $7,296,000 at April 30, 2005. For the six months ended April 30, 2006, net cash provided by operating activities increased $940,000, or 23%, to $4,957,000 when compared to net cash provided by operating activities of $4,017,000 for the same period in 2005. This increase is primarily the result of increases in net income and other non-cash items of $1,603,000; a net increase of $398,000 in short term investments in 2006 versus a net decrease in short term investments of $1,362,000 in 2005 which resulted in a net decrease in cash provided by operating activities of $1,760,000 between the two periods; a net increase in cash provided by operating activities as a result of changes in accrued oil and gas sales, trade receivables and other current assets of $496,000; and a net increase in cash provided by operating activities as a result of changes in accounts payable and income taxes payable of $601,000. For the six months ended April 30, 2006 and 2005, net cash used in investing activities was $5,361,000 and $3,621,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $5,536,000 and $3,454,000, respectively.
The average return on the company’s investments for the six months ended April 30, 2006 and 2005 was 6.5% and 1.4%, respectively. At April 30, 2006, approximately 55% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.
Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months. As discussed in Note 10 to the consolidated financial statements, at April 30, 2006 the company had remaining commitments of $833,000 related to projects in South Texas and along the Central Kansas uplift. Such costs, which include overhead, lease bonuses, land services and 3-D seismic, are expected to be funded over the next six to nine months. At April 30, 2006, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.
The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased to $5,964,000 for the six months ended April 30, 2006 from $3,815,000 for the six months ended April 30, 2005. EBITDA is not a GAAP measure of operating performance. The Company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure. The company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2006	2005
RECONCILIATION OF EBITDA:
Net Income	$3,087,000	$1,983,000
Add Back:
Interest Expense	18,000	19,000
Income Tax Expense	1,230,000	771,000
Depreciation, Depletion and Amortization Expense	1,629,000	1,042,000

EBITDA	$5,964,000	$3,815,000

OFF-BALANCE SHEET FINANCING
The company has no off-balance sheet financing arrangements at April 30, 2006.
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
Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below. Price realizations include the sales price and the effect of hedging transactions.

Six Months Ended April 30,
	2006			2005			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	965,000	$6.91	(1)	842,000	$5.39	(2)	+ 15%	+ 28%
Oil (bbls)	19,800	$59.37		19,500	$43.66		+ 2%	+ 36%

Three Months Ended April 30,
	2006		2005			% Change
Product	Volume	Price	Volume	Price		Volume	Price

Gas (Mcf)	528,000	$5.85	460,000	$5.51	(3)	+ 15%	+ 6%
Oil (bbls)	10,300	$61.63	10,500	$44.49		- 3%	+ 39%

(1)	Includes $0.27 Mcf hedging loss.

(2)	Includes $0.33 Mcf hedging loss.

(3)	Includes $0.12 Mcf hedging loss.
OPERATIONS
During the second fiscal quarter the company continued to focus on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.
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
In the first half of 2006, a series of six wells were drilled in Harper and Ellis Counties, Oklahoma. Three were dry holes and the other three were completed for production in February 2006. The three new producers are located on the company’s 5,120 gross acre Glacier Prospect, the 2,560 gross acre Buffalo Creek Prospect, and the 1,280 gross acre Gage Prospect. The Glacier Prospect’s 7,500-foot Garnet State #1-27 encountered two separate 10-foot Morrow sands. It was placed on production February 9, 2006 at an initial daily rate of 2.75 MMcfe (million cubic feet of gas equivalent). The well is currently producing at a daily rate of 4.3 MMcfe after equipment modifications were made to accommodate a higher flow rate. Flowing pressures have been steady (taking into account the significant production increase), indicating that this well is located in a significant reservoir. The company owns a 57% working interest and is the operator. The 6,900-foot Lauer #1-21 well was the sixth well drilled on the company’s 2,560 gross acre Buffalo Creek Prospect. The Lauer commenced production on February 16, 2006, and has current daily production is approximately 60 BOE. In anticipation of additional drilling, a 3-D seismic program has been proposed on the Buffalo Creek Prospect to identify additional drilling locations. The company owns a 31% working interest.
Five additional wells are scheduled in the upcoming drilling round which commenced in mid-May. This drilling includes a north and an east offset to the recently completed Garnet State #1-27 and an east offset to the recently completed Lauer #1-21. Two wells have been drilled, however, the company has not released information on the results for proprietary business reasons.
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

As previously discussed, drilling of generated South Texas prospects is not covered by the exploration agreement and, therefore, is not a capital requirement under the exploration agreement. Drilling is expected to commence in mid-2006. The initial four well drilling program is 3-D seismic driven and focuses on the Vicksburg, Frio, Queen and Wilcox sands in Hidalgo and Jim Hogg Counties ranging in depth from 10,000 to 15,000 feet. The 8/8ths cost to drill and complete a test well on all of the first four prospects is currently estimated to total approximately $16,000,000. The company elected to participate in the first well for its full 37.5% interest and drilling has commenced. If the company elects to participate for its full 37.5% interest in all four wells, the total cost to the company is estimated to be approximately $6,000,000.
The north-central Kansas project agreement provides for approximately 28 square miles of 3-D seismic to be collected and evaluated and five exploratory wells to be drilled. Completed costs for individual wells are estimated to be approximately $280,000.
In this Quarterly Report on Form 10-Q, the company is providing the following information to enhance and supplement the disclosures regarding Reserve Replacement Percentage and Finding Cost per Mcfe which are contained in its Annual Report on Form 10-K for the year ended October 31, 2005. The company will eliminate disclosure of Reserve Replacement Percentage and Finding Cost per Mcfe from its 1933 and 1934 Act filings, beginning with its Annual Report on Form 10-K for the fiscal year ending October 31, 2006, because the information is generally available from independent sources.
The company previously disclosed in its most recent Annual Report on Form 10-K that, during the fiscal year ended October 31, 2005 the company replaced 106% of the reserves produced in fiscal 2005. This reserve replacement percentage is derived directly from the line items disclosed in the reconciliation of beginning and ending proved reserve quantities contained in Footnote 8 to the Consolidated Financial Statements, Supplementary Oil and Gas Information, page 42 of the company’s Annual Report on Form 10-K. The table below shows the calculation used by the company at October 31, 2005. Oil is converted to gas for the calculation of Mcfe (thousand cubic feet equivalent) on the basis of one barrel of oil is equal to six Mcf of gas.

	Year Ended October 31, 2005
	Gas (Mcf)	Oil (Bbls)	Total (Mcfe)
Extensions and discoveries	2,962,000	22,000	3,094,000
Revisions of previous estimates	(889,000)	(6,000)	(925,000)

Total proved reserve additions	2,073,000	16,000	2,169,000

Production	1,830,000	37,000	2,052,000

Reserve replacement percentage			106%

The company previously disclosed in its Annual Report on Form 10-K for the fiscal year ended October 31, 2005 that its finding cost for the period was $2.73 per Mcfe excluding start-up costs in South Texas and north-central Kansas. The Company believes that excluding these start-up costs provides a meaningful matching of current costs with current reserve additions. Finding costs are derived from the line item Total Including Asset Retirement Obligation disclosed in the table identifying Acquisition, Exploration and Development Costs Incurred contained in Footnote 8 to the Consolidated Financial Statements, Supplementary Oil and Gas Information, page 41 of the company’s Annual Report on Form 10-K and from the line items disclosed in the reconciliation of beginning and ending proved reserve quantities contained in Footnote 8 to the Consolidated Financial Statements, Supplementary Oil and Gas Information, page 42 of the company’s Annual Report on Form 10-K. The table below shows the calculation used by the company at October 31, 2005.

October 31,
2005
Total Acquisition, Exploration and Development Costs Incurred Including
Asset Retirement Obligation	$7,327,000
Less South Texas and north-central Kansas start-up costs	(1,401,000)

Net Acquisition, Exploration and Development Costs Incurred Including
Asset Retirement Obligation	$5,926,000

Total Proved Reserve (Mcfe) Additions (see table above)	2,169,000

Finding Cost Per Mcfe	$2.73

Proved reserve additions, including the proved developed and proved undeveloped portions can be calculated from the information in Footnote 8 to the Consolidated Financial Statements, Supplementary Oil and Gas Information, page 42 of the company’s Annual Report on Form 10-K. As is stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Oil and Gas Activities, Drilling Activities, and Calliope Gas Recovery System on pages 19 through 22 of the company’s Annual Report on Form 10-K, these proved reserve additions for the fiscal year ended October 31, 2005 were primarily the result of activity on the company’s two core projects, drilling along the shelf of the Northern Anadarko Basin in northwest Oklahoma and application of the company’s patented liquid lift system on low pressure gas wells.
The company uses only proved reserves to calculate the reserve replacement percentage and finding costs described above and does not include any proved reserves attributable to consolidated entities or investments accounted for using the equity method.
The finding costs and production replacement measures are used by the company as one way of measuring the Company’s performance and comparing it to that of its competitors and the industry. The calculation of both of these performance measures is based, in part, on estimated proved oil and gas reserve quantities. As is more fully described under Item 2., Properties, Significant Properties, Estimated Proved Oil and Gas reserves, and Future Net Revenues on pages 11 and 12 of the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005, estimates of reserve quantities must be viewed as being subject to significant change as more data about the company’s properties becomes available. Additionally, both of these performance measures are historical in nature and are calculated as of a specific date and, may not be indicative of the company’s future performance.
The company’s success depends primarily on locating and producing new reserves, the level of production from existing wells, and prices of oil and natural gas. Production from the company’s oil and gas properties declines over time. In order to maintain current production rates the company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. In addition, competition for oil and gas leases, oil field services, and producing oil and gas properties is intense and many of the company’s competitors have financial and other resources substantially greater than those available to it. Without success on its core projects, the company’s reserves, production and revenues will decline rapidly.
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
Current natural gas prices have facilitated a new project to drill wells into low-pressure natural gas reservoirs. Many low-pressure reservoirs, including abandoned fields, contain substantial stranded natural gas that can be recovered by Calliope. This project is designed to ramp-up the number of Calliope installations, improve the company’s control over monetizing Calliope’s value, control configuration of wellbores for optimum Calliope performance, and broaden the range of reservoirs for Calliope applications. Completed well costs are estimated to be approximately $2,000,000 to $2,500,000 including installation of Calliope. The company expects to commence drilling wells for Calliope applications in mid-2006. Subsequent to the end of the second fiscal quarter, the company was finalizing an agreement with an industry participant for this project.
As previously reported, joint venture presentations have been made to a range of companies, including several of the major oil and gas companies as well as several large independents. All of these companies have expressed a keen interest in Calliope, and joint venture discussions are continuing with several of those companies, including evaluation of candidate wells.
In addition to joint ventures and the Calliope drilling project, the company has successfully expanded its Calliope operations into Texas and Louisiana. In southwest Texas, the company recently completed two prototype Calliope installations which once again broadened Calliope’s down-hole application, successfully lifting several times more fluid volume than Calliope has previously lifted from the company’s Oklahoma wells. Although this prototype Calliope configuration limits the amount of natural gas that can be produced during the start-up and dewatering phase, after initial dewatering and once liquid production stabilizes, the system can be optimized to allow greater natural gas flow. The company currently has three Calliope candidate wells that are awaiting Calliope installations, one in Louisiana and two in Oklahoma. If the company experiences no significant procurement delays, it expects that the installations will be complete in the company’s third fiscal quarter. These efforts are being spearheaded on a full-time basis by a highly qualified petroleum engineer based in Houston.
Results of Operations
Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005
For the six months ended April 30, 2006, total revenues increased 51% to $8,286,000 compared to $5,485,000 last year. As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 28% to $6.91 per Mcf and oil price realizations increased 36% to $59.37 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,587,000. For the six months ended April 30, 2005, the company’s gas equivalent production increased 13% resulting in an oil and gas sales increase of $867,000. Investment income and other increased $347,000 primarily due to the performance of the company’s investments.

For the six months ended April 30, 2006, total costs and expenses rose 45% to $3,969,000 compared to $2,731,000 for the comparable period in 2005. Oil and gas production expenses increased 54% due primarily to an increase in production taxes and lease operating expense. Production taxes increased during the current period primarily due to increased production revenue and the company’s receipt of a production tax rebate during the 2005 period. The increase in lease operating expense is primarily due to an increase in the number of wells owned by the company and from additional workover expenses incurred during the 2006 period. Depreciation, depletion and amortization (“DD&A”) rose 56% primarily due to increased production and an increase in the amortizable cost base. General and administrative expenses increased 7% primarily due to costs associated with compliance with Sarbanes-Oxley regulations. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28.5% for the 2006 period and 28.0% for the 2005 period.
Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005
For the three months ended April 30, 2006, total revenues increased 29% to $3,921,000 compared to $3,038,000 during the same period last year. As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 6% to $5.85 per Mcf and oil price realizations increased 39% to $61.63 per barrel. The net effect of these price changes was to increase oil and gas sales by $336,000. For the three months ended April 30, 2006, the company’s gas equivalent production increased 13% resulting in an oil and gas sales increase of $383,000. Investment and other income increased $164,000 primarily due to the performance of the company’s investments.
For the three months ended April 30, 2006, total costs and expenses rose 33% to $1,958,000 compared to $1,472,000 for the comparable period in 2005. Oil and gas production expenses increased 15% due primarily to an increase in production taxes and lease operating expense. DD&A rose 58% primarily due to increased production and an increase in the amortizable cost base. General and administrative expenses increased 25% primarily due to costs associated with compliance with Sarbanes-Oxley regulations. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 29.1% for the 2006 period and 28.0% for the 2005 period.
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

The following table sets forth, as of October 31 of the indicated year, information regarding the company’s proved reserves which is based on the assumptions set forth in Note (8) to the company’s Consolidated Financial Statements on Form 10-K for the year ended October 31, 2005 where additional reserve information is provided. The average price used to calculate estimated future net revenues was $55.59, $50.43 and $28.64 per barrel of oil and $10.26, $5.84, and $3.99 per Mcf of gas as of October 31, 2005, 2004, and 2003, respectively. Amounts do not include estimates of future Federal and state income taxes.

				Estimated Future
	Oil	Gas	Estimated Future	Net Revenues
Year	(bbls)*	(Mcf)*	Net Revenues	Discounted at 10%
2005	386,000	15,516,000	$136,878,000	$81,209,000
2004	407,000	15,273,000	$77,612,000	$44,551,000
2003	385,000	13,786,000	$45,165,000	$28,024,000

* The percentage of total reserves classified as proved developed was approximately 89% in 2005, 93% in 2004 and 99% in 2003.
Estimated Future Net Revenues Discounted at 10% is not a GAAP measure of operating performance. Because the Company drills new wells on an ongoing basis, and plans to continue to do so in the future, it expects to continue to generate deferred income taxes which are not reasonable expected to be paid in the near term. This pre-tax, non-GAAP measure is used by the company in connection with estimating funds expected to be available in the future for drilling and other operating activities. The company believes that this performance measure may also be useful to investors for the same purpose. The difference between this measure and the Standardized Measure of Discounted Future Net Cash Flows From Reserves is that this measure excludes future income tax expense and the effect of the 10% discount factor on future income tax expense. In this Form 10-Q, the Company is providing the following information to enhance and supplement the disclosures contained in it Form 10-K for the year ended October 31, 2005. The following table provides a reconciliation of Estimated Future Net Revenues Discounted at 10% to the Standardized Measure of Discounted Future Net Cash Flows From Reserves as shown in Note 8 to the Company’s Consolidated Financial Statements on Form 10-K for the year ended October 31, 2005.

	Year Ended October 31,
	2005	2004	2003
Estimated future net revenues discounted at 10%	$81,209,000	$44,551,000	$28,024,000

Future income tax expense	(36,054,000)	(19,965,000)	(11,094,000)

Effect of the 10% discount factor on future income tax expense	14,332,000	8,273,000	4,211,000

Standardized measure of discounted future net cash flows from reserves	$59,487,000	$32,859,000	$21,141,000

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
One measure of the life of the company’s proved reserves can be calculated by dividing proved reserves at a fiscal year end by production for that fiscal year. This measure yields an average reserve life of nine years at October 31, 2005. Since this measure is an average, by definition, some of the company’s properties will have a life shorter than the average and some will have a life longer than the average. The expected economic lives of the company’s properties may vary widely depending on, among other things, the size and quality, natural gas and oil prices, possible curtailments in consumption by purchasers, and changes in governmental regulations or taxation. As a result, the company’s actual future net cash flows from proved reserves could be materially different from its estimates.

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
REVENUE RECOGNITION. The company derives its revenue primarily from the sale of produced natural gas and crude oil. The company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as oil and gas production expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. The company makes estimates of the amount of production delivered to purchasers and the prices it will receive. The company uses its knowledge of its properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of April 30, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the company’s internal controls over financial reporting that occurred in the second fiscal quarter of 2006 that materially affected or were reasonably likely to materially affect, its internal control over financial reporting.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The company’s annual meeting of stockholders was held on March 23, 2006, for the purpose of electing two Class II directors and ratifying the appointment of Hein & Associates LLP as the company’s independent registered public accounting firm. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for Class II directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	For	Withheld
James T. Huffman	6,234,662	223,741
Clarence H. Brown	6,421,251	37,152
Continuing Directors:
After the company’s annual meeting on March 23, 2006, the following directors continued to serve their three-year terms as Class III directors, which terms will expire at the company’s 2008 annual meeting:
William N. Beach
Richard B. Stevens
After the company’s annual meeting on March 23, 2006, the following directors continued to serve their three-year terms as Class I directors, which terms will expire at the company’s 2007 annual meeting:
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
David W. Vreeman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 14, 2006

Exhibit Index

Exhibit No.	Description
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)