Form 10-K
period 2006-10-31
CREDO PETROLEUM CORP
filed 2007-01-26
CIK 277924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 0-8877

CREDO PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0772991

(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. ☐ Yes      ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2006, the end of the registrant’s most recently completed second quarter was $171,035,000.
As of January 8, 2007, the registrant had 9,261,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the company will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the company’s annual meeting of shareholders to be held on or about March 22, 2007 and is hereby incorporated by reference.
NON-GAAP FINANCIAL MEASURES
In this Annual Report on Form 10-K, the company uses the term “EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization)” which is considered a non-GAAP financial measure as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of this measure as used in this Annual Report on Form 10-K.
Estimated Future Net Revenues Discounted at 10% is not a GAAP measure of operating performance. This pre-tax, non-GAAP measure is used by the company in connection with estimating funds expected to be available in the future for drilling and other operating activities. See Item 2 PROPERTIES, Significant Properties, Estimated Proved Oil and Gas Reserves, and Future Net Revenues for a reconciliation of Estimated Future Net Revenues Discounted at 10% to the Standardized Measure of Discounted Future Net Cash Flows From Reserves as shown in Note 8 to the company’s Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Annual Report on Form 10-K, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may include, among other things, statements relating to:
•	the company’s future financial position, including working capital and anticipated cash flow;

•	amounts and nature of future capital expenditures;

•	projections of operating costs and other expenses;

•	wells to be drilled or reworked;

•	expectations regarding oil and natural gas prices and demand;

•	existing fields, wells and prospects;

•	diversification of exploration;

•	estimates of proved oil and natural gas reserves;

•	reserve potential;

•	development and drilling potential;

•	expansion and other development trends in the oil and natural gas industry;

•	the company’s business strategy;

•	production of oil and natural gas;

•	matters related to the Calliope Gas Recovery System, including projections for future use of Calliope and the success of Calliope

•	effects of federal, state and local regulation;

•	adequacy of insurance coverage;

•	employee relations;

•	effectiveness of the company’s hedging transactions;

•	investment strategy and risk; and

•	expansion and growth of the company’s business and operations.

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

PART I
ITEM 1. BUSINESS
General
CREDO Petroleum Corporation (“CREDO”) was incorporated in Colorado in 1978. CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation (“SECO”, “United” and collectively “the company”), are Denver, Colorado based independent oil and gas companies which engage primarily in oil and gas exploration, development and production activities in the Mid-Continent region of the United States. The company has operating activities in ten states and has twelve employees. CREDO is an active operator in Kansas, Wyoming, Colorado, Louisiana and Texas. United is an active operator doing business primarily in Oklahoma, and SECO primarily owns royalty interests in the Rocky Mountain region. References to years as used in this report indicate fiscal years ended October 31.
The company effected a 20% stock dividend in fiscal 2003, and a three-for-two stock split in each of fiscal 2005 and 2004. All share and per share amounts discussed and disclosed in this Annual Report on Form 10-K reflect the effect of the dividend and stock splits.
Business Activities
During 2006, the company continued implementation of new projects commenced in 2005 which are designed to sustain the company’s growth rate by expanding and diversifying its business, both technically and geographically. These projects will also diversify the capital exposure, risk and reserve potential of the company’s drilling activities. This includes approximately equal commitments to conventional drilling and to the company’s patented Calliope Gas Recovery System (“Calliope”) operations.
The company’s goal is to create steady growth by adding production and long-lived reserves at reasonable costs and risks. The strategy to achieve this goal involves conventional drilling and increasing the number of Calliope installations. Third party industry participants are involved in most of the company’s operating activities.
Historically, the company’s primary drilling focus has been in the Anadarko Basin of Oklahoma where the company owns interests in approximately 68,000 gross acres. The company will continue generating prospects and drilling on this acreage concentrating on medium depth properties generally ranging from 7,000 to 9,000 feet. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities-Drilling Activities-Northern Anadarko Basin” for additional information.
Commencing in 2005, the company significantly expanded both the volume and breadth of its exploration program with new projects in South Texas and north-central Kansas. Compared to drilling in Oklahoma, the South Texas project involves higher costs and greater risks but significantly higher per well reserve potential. The South Texas project is 3-D seismic driven with well depths ranging from 10,000 to 15,500 feet. The north-central Kansas projects are geared to oil exploration and has excellent potential to add significant reserves at moderate costs and risks. This project is also 3-D seismic driven with well depths of approximately 4,000 feet. Exploration teams for both projects specialize in their respective geographic areas and have been highly successful finding new reserves using 3-D seismic. The company believes that both projects have the potential to generate significant future production and reserve growth. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Oil and Gas Activities—Drilling Activities-Drilling Program Expansion and Diversification, South Texas, and North-Central Kansas” for additional information.
The company has participated in developing, testing, refining, and patenting Calliope. Calliope efficiently lifts fluids from wellbores using pressure differentials, thus allowing gas previously trapped by fluid build-up in the wellbore to flow to the surface. Calliope is clearly different from all other fluid lift technologies because it does not rely on bottom-hole pressure and has only one down-hole moving part. Calliope is primarily applicable to mature natural gas wells in low pressure, natural gas expansion reservoirs at depths below 8,000 feet. The company has a 10 year unrestricted exclusive license for the Calliope technology which can be extended, at the company’s option, to cover the term of the latest patent. External sources of capital have not been required for the development, refinement or installation of Calliope. At October 31, 2006, Calliope has been installed on 24 wells ranging in depth from 6,500 feet to 18,400 feet. The company has proven Calliope’s economic viability and flexibility over a wide range of applications.
Commencing in 2005, the company significantly expanded its Calliope operations by moving into Texas and Louisiana and by entering into discussions with other companies regarding the formation of joint venture arrangements that utilize Calliope. In addition, higher gas prices have facilitated a new Calliope project to drill wells into low-pressure reservoirs continuing substantial stranded gas reserves. Calliope will then be used to recover those reserves. This is expected to enhance the company’s control over monetizing Calliope’s value while providing the opportunity to optimize Calliope’s performance and broaden the range of reservoirs for Calliope applications. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities-Calliope Gas Recovery Technology” for additional information.
The company acts as “operator” of approximately 111 wells pursuant to standard industry operating agreements. The company owns interests in approximately 1,426 wells of which approximately 1,159 wells represent small overriding royalty interests.
Markets and Customers
Marketing of the company’s oil and gas production is influenced by many factors which are beyond the company’s control, and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, market prices, regulation, and actions of major foreign producers. Oil price fluctuations can be extremely volatile as was demonstrated when, during 2003, the posted price for West Texas intermediate fell below $25.00 per barrel and then rose to over $78.00 per barrel during 2006.
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
Over the past few years there has been increasing concern that a supply/demand imbalance has developed in domestic natural gas based on increasing demand and lower deliverability. This, together with rising oil prices, political unrest and uncertainty in certain major producing regions, supply vulnerability to natural disasters, such as hurricanes, and active speculation in the natural gas futures market has caused natural gas prices to become increasingly volatile. The company expects natural gas prices to remain strong but cannot reasonably predict the extent or timing of natural gas price fluctuations.
As discussed elsewhere in this Annual Report on Form 10-K, the company periodically hedges the price of a portion of its estimated natural gas production in the form of forward short positions and collars on both the NYMEX futures market and regional markets.
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
Oil and gas drilling and production operations are regulated by various federal, state and local agencies. These agencies issue binding rules and regulations which carry penalties, often substantial, for failure to comply. The company anticipates its aggregate burden of federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations. The company also believes that its present operations substantially comply with applicable regulations. To date, such regulations have not had a material effect on the company’s operations, or the costs thereof. There are no known environmental or other regulatory matters related to the company’s operations which are reasonably expected to result in material liability to the company. The company believes that capital expenditures related to environmental control facilities or other regulatory matters will not be material in 2007. The company cannot predict what subsequent legislation or regulations may be enacted or what effect they might have on the company’s business.
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
The company’s performance in terms of revenues, operating results, profitability, future rate of growth and the carrying value of its oil and natural gas properties is significantly impacted by prevailing market prices for oil and natural gas. Any substantial or extended decline in the price of oil or natural gas could have a material adverse effect on the company. It could reduce the company’s operating cash flow as well as the value and, to a lesser degree, the quantity of its oil and natural gas reserves. See the table of oil and gas sales volumes and prices on page 19 for further information.
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
As of October 31, 2006, approximately 13% of the company’s estimated proved reserves are classified as proved undeveloped. Estimation of proved undeveloped reserves and proved developed non-producing reserves is generally based on volumetric calculations rather than the performance data used to estimate reserves for producing properties. Recovery of proved undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Revenues from proved developed non-producing and proved undeveloped reserves will not be realized until some time in the future. The reserve estimate includes an estimate of the capital expenditures required to develop these reserves as well as the timing of such expenditures. Although the company has prepared estimates of its proved undeveloped reserves and the associated development costs in accordance with industry standards, they are based on estimates, and actual results may vary.
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
The company’s reserves, and reserve values, are concentrated in 53 properties which represent 24% of the company’s total properties but a disproportionate 76% of the discounted value (at 10%) of the company’s reserves. Individual wells on which Calliope is installed comprise 23% of these significant properties and 28% of the discounted reserve value of such properties. New wells comprise 9% of these significant properties and 20% of the discounted reserve value of such properties.
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
Major oil companies, independent producers, and institutional and individual investors are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to develop and operate properties. Shortages of equipment, labor or materials may result in increased costs or the inability to obtain such resources as needed. Many of the company’s competitors have financial and technological resources which exceed those available to the company.
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
To manage the company’s exposure to price risks associated with the sale of natural gas, the company periodically enters into hedging transactions for a portion of its estimated natural gas production. These transactions may limit the company’s potential gains if natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the company to the risk of financial loss in certain circumstances, including instances in which:
•	the company’s production is less than the amount hedged;

•	the contractual counterparties fail to perform under the contracts; or

•	a sudden, unexpected event, materially impacts natural gas prices.
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
The oil and natural gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, and encountering formations with abnormal pressures. The occurrence of any of these risks could result in losses. The company maintains insurance against some, but not all, of these risks. Management believes that the level of insurance against these risks is reasonable and is consistent with general industry practices. The occurrence of a significant event that is not fully insured could have a material adverse effect on the company’s financial position and results of operations.
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

The company’s operations are subject to a variety of regulatory constraints.
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
Because current regulations covering the company’s operations are subject to change at any time, and despite its belief that it is in substantial compliance with applicable environmental and other government laws and regulations, the company could incur significant costs for future compliance.
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
The company is highly dependent on the services of James T. Huffman, its President and Chief Executive Officer. The loss of Mr. Huffman could have a material adverse effect on the company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
The company does not have any unresolved comments from the Commission.
ITEM 2. PROPERTIES
General
The company’s drilling activities are primarily located along the Northern Anadarko Basin of Oklahoma including the Oklahoma Panhandle where the company owns interests in 68,000 gross developed and undeveloped acres. Specifically, drilling expenditures have been focused on prospects located in Harper, Ellis and Beaver Counties, Oklahoma. Wells target the Morrow and Chester formations between 7,000 and 10,000 feet. Since 2001, the company has participated in drilling approximately 75 wells on such prospects with interests ranging up to 83%. Of those wells, 55 were completed as producers and 20 were dry holes. Several of the wells are exceptional for the area, and 16 of the wells are included in the company’s Significant Properties (see definition below). The company believes that it will drill more good wells in the area.
The company owns the exclusive right to the Calliope Gas Recovery System. The company believes it has proven that Calliope will add 0.5 to 2.0 Bcf of proved gas reserves to many dead and uneconomic wells. The company also believes there are presently many (more than 1,000) wells that meet its general criteria for Calliope candidate wells and thousands more that will meet its general Calliope criteria in the future.
Calliope operations were historically focused in Oklahoma where the company has a significant field operations infrastructure. Most Calliope wells are located in the Northern Anadarko

Basin of Oklahoma. To date, Calliope has been installed on 24 wells located in Oklahoma, Texas and Louisiana, which range in depth from 6,500 to 18,400 feet. All of the wells were either dead or uneconomic at the time Calliope was installed. Twelve Calliope wells are included in the company’s Significant Properties. The company recently expanded its Calliope operations into Texas and Louisiana.
For additional information regarding current year activities, including oil and gas production, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Significant Properties, Estimated Proved Oil and Gas Reserves, and Future Net Revenues
The company’s reserves, and reserve values, are concentrated in 53 properties (“Significant Properties”). Some of the Significant Properties are individual wells and others are multi-well properties. At year-end, Significant Properties represent 24% of the company’s total properties but a disproportionate 76% of the discounted value (at 10%) of the company’s reserves. Individual Calliope wells comprise 23% of the Significant Properties and represent 28% of the discounted reserve value of such properties. New wells comprise 9% of the Significant Properties and represent 20% of the discounted value of such properties.
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
McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company’s properties which represented 63% in 2006, 63% in 2005 and 61% in 2004 of the total estimated future value of estimated reserves. Remaining reserves were estimated by the company in all years. At October 31, 2006, natural gas represented 86% and crude oil represented 14% of total reserves denominated in equivalent Mcf’s using a six Mcf of gas to one barrel of oil conversion ratio.
The following table sets forth, as of October 31 of the indicated year, information regarding the company’s proved reserves which is based on the assumptions set forth in Note (8) to the Consolidated Financial Statements where additional reserve information is provided. The average price used to calculate estimated future net revenues was $53.69, $55.59 and $50.43 per barrel of oil and $6.32, $10.26 and $5.84 per Mcf of gas as of October 31, 2006, 2005 and 2004, respectively. Amounts do not include estimates of future Federal and state income taxes.

				Estimated Future
	Oil	Gas	Estimated Future	Net Revenues
Year	(bbls)*	(Mcf)*	Net Revenues	Discounted at 10%

2006	422,000	16,005,000	$84,861,000	$52,328,000
2005	386,000	15,516,000	$136,878,000	$81,209,000
2004	407,000	15,273,000	$77,612,000	$44,551,000

*	The percentage of total reserves classified as proved developed was approximately 87% in 2006, 89% in 2005, and 93% in 2004.
Estimated Future Net Revenues Discounted at 10% is not a GAAP measure of operating performance. Because the company drills new wells on an ongoing basis, and plans to continue to do so in the future, it expects to continue to generate deferred income taxes which are not reasonably expected to be paid in the near term. This pre-tax, non-GAAP measure is used by the company in connection with estimating funds expected to be available in the future for drilling and other operating activities. The company believes that this performance measure may also be useful to investors for the same purpose. The difference between this measure and the Standardized Measure of Discounted Future Net Cash Flows From Reserves is that this measure excludes future income tax expense and the effect of the 10% discount factor on future income tax expense. The following table provides a reconciliation of Estimated Future Net Revenues Discounted at 10% to the Standardized Measure of Discounted Future Net Cash Flows From Reserves as shown in Note 8 to the company’s Consolidated Financial Statements.

	Year Ended October 31,
	2006	2005	2004
Estimated future net revenues discounted at 10%	$52,328,000	$81,209,000	$44,551,000

Future income tax expense	(20,747,000)	(36,054,000)	(19,965,000)

Effect of the 10% discount factor on future income tax expense	8,170,000	14,332,000	8,273,000

Standardized measure of discounted future net cash flows from reserves	$39,751,000	$59,487,000	$32,859,000

Production, Average Sales Prices and Average Production Costs
The company’s net production quantities and average price realizations per unit for the indicated years are set forth below. Price realizations are net of any hedging gains or losses.

	2006			2005			2004
Product	Volume	Price		Volume	Price		Volume	Price
Gas (Mcf)	2,176,000	$6.11	(1)	1,830,000	$6.16	(2)	1,710,000	$4.60	(3)
Oil (bbls)	41,000	$61.14		37,000	$50.90		41,000	$36.57

(1)	Includes $0.12 Mcf hedging loss.

(2)	Includes $0.39 Mcf hedging loss.

(3)	Includes $0.42 Mcf hedging loss.
Average production costs, including production taxes, per equivalent Mcf of production (using a six Mcf of gas to one barrel of oil conversion ratio) were $1.40, $1.35 and $1.06 per Mcfe in 2006, 2005 and 2004, respectively.
Productive Wells and Developed Acreage
Developed acreage at October 31, 2006 totaled 28,000 net and 118,000 gross acres. At October 31, 2006, the company owned working interests in 77.42 net (266 gross) wells consisting of 16.03 net (43 gross) oil wells and 61.39 net (223 gross) natural gas wells. In addition, the company owned royalty and production payment interests in approximately 1,159 wells, primarily coal bed methane located in Wyoming. In 2006, the company sold 2.21 net (3 gross) wells. In the same period, the company drilled and acquired interests in 4.47 net (12 gross) productive wells in which it did not previously own an interest.
Undeveloped Acreage
The following table sets forth the number of undeveloped acres leased by the company (primarily located in the Mid-Continent and Rocky Mountain Regions) which will expire during the next five years (and thereafter) unless production is established in the interim. Undeveloped acres “held-by-production” represent the undeveloped portions of producing leases which will not expire until commercial production ceases.

Expiration	Royalty		Working
Year Ending	Interest Acreage		Interest Acreage
October 31,	Gross	Net	Gross	Net
2007	1,900	—	21,200	7,600
2008	—	—	23,100	6,800
2009	—	—	6,000	2,800
2010	3,300	100	5,000	1,000
2011	—	—	100	—
Thereafter	1,800	500	300	200
Held-By-Production	152,100	7,900	15,500	3,200

Total	159,100	8,500	71,200	21,600

In general, “royalty” interests are non-operated interests which are not burdened by costs of exploration or lease operations, while “working interests” have operating rights and participate in such costs.
Drilling
The following tables set forth the number of gross and net oil and gas wells in which the company has participated and the results thereof for the periods indicated.

Gross Wells
Year Ended	Total Gross	Exploratory			Development
October 31,	Wells	Oil	Gas	Dry	Oil	Gas	Dry
2006	27	1	9	13	1	3	—
2005	26	—	10	2	—	14	—
2004	25	1	3	4	—	14	3
1978-2003	255	12	113	81	15	29	5

Total	333	14	135	100	16	60	8

Net Wells
Year Ended	Total Net	Exploratory			Development
October 31,	Wells	Oil	Gas	Dry	Oil	Gas	Dry
2006	10.421	0.300	3.184	5.029	0.306	1.602	—
2005	4.683	—	3.075	0.208	—	1.400	—
2004	6.899	.306	1.381	2.074	—	1.980	1.158
1978-2003	43.833	1.557	18.626	13.180	4.350	4.135	1.985

Total	65.836	2.163	26.266	20.491	4.656	9.117	3.143

Insurance
The company believes that its existing insurance coverage is adequate to protect it from the risks associated with the ongoing operation of its business. This coverage includes commercial property, liability and auto, workers compensation, inland marine and excess liability.
Facilities and Employees
The company’s corporate headquarters are located at 1801 Broadway, Suite 900, Denver, Colorado, in approximately 4,000 square feet occupied under a lease. The company believes that this space is adequate for its current needs. The company’s current lease expires in April 2011.
As of October 31, 2006, the company had 12 employees. None of the company’s employees is subject to a collective bargaining agreement, and the company considers relations with its employees to be good.
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
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
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

	2006		2005
Quarter Ended	High	Low	High	Low
January 31	$30.46	$17.16	$9.93	$8.21
April 30	$29.97	$20.46	$11.29	$9.00
July 31	$25.40	$16.85	$11.99	$9.15
October 31	$22.02	$12.86	$18.80	$11.87
At January 8, 2007, the company had 2,620 shareholders of record. The company has never paid a cash dividend and does not expect to pay any cash dividends in the foreseeable future. Earnings are reinvested in business activities.
Issuer Purchases of Equity Securities.
The company did not repurchase any shares of its common stock during the fiscal year ended October 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain financial information with respect to the company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the company included in Item 8, “Financial Statements and Supplementary Data.” The statement of operations and balance sheet data included in this table for each of the five years in the period ended October 31, 2006 were derived from the audited financial statements and the accompanying notes to those financial statements.

	Years Ended October 31,
	2006	2005	2004	2003	2002
Audited Financial Information
Statement of Operations Data:
Oil and gas sales	$15,837,000	$13,143,000	$9,367,000	$7,494,000	$4,698,000
Investment and other income	654,000	146,000	343,000	461,000	172,000
Oil and gas production expense	3,407,000	2,759,000	2,075,000	1,608,000	1,291,000
Depreciation, depletion and amortization	3,642,000	2,402,000	1,747,000	1,333,000	1,202,000
General and administrative	1,291,000	1,117,000	1,171,000	1,315,000	713,000
Interest expense	42,000	37,000	39,000	46,000	49,000
Income before income taxes and cumulative effect of change in accounting principle	8,109,000	6,974,000	4,678,000	3,653,000	1,615,000
Net income	5,880,000	5,022,000	3,368,000	2,702,000	1,179,000
Net income per share(1):
Basic	$0.64	$0.55	$0.37	$0.30	$0.13
Diluted	$0.62	$0.54	$0.36	$0.30	$0.13
Weighted-average shares outstanding(1):
Basic	9,207,000	9,080,000	9,036,000	8,869,000	8,761,000
Diluted	9,482,000	9,367,000	9,282,000	9,042,000	8,952,000

Balance Sheet Data:
Working capital	10,073,000	7,697,000	5,611,000	6,577,000	6,630,000
Total assets	47,759,000	37,844,000	30,976,000	23,572,000	18,811,000
Long-term obligations:
Deferred income taxes-net	8,039,000	5,978,000	4,605,000	3,192,000	2,276,000
Asset retirement obligation	954,000	929,000	748,000	238,000

Exclusive license agreement obligation	163,000	233,000	297,000	355,000	408,000
Stockholders’ equity	34,767,000	26,947,000	20,920,000	17,635,000	14,307,000

Unaudited Operating Data
Production Volumes:
Gas (Mcf)	2,176,000	1,830,000	1,710,000	1,449,000	1,298,000
Oil (Bbls)	41,000	37,000	41,000	35,000	37,000
Mcfe	2,422,000	2,050,000	1,960,000	1,660,000	1,520,000
Average sales price before hedging:
Per Mcf	$6.23	$6.55	$5.02	$4.57	$2.61
Per Bbls	$61.14	$50.90	$36.57	$27.68	$22.01
Average sales price after hedging:
Per Mcf	$6.11	$6.16	$4.60	$4.50	$3.00
Per Bbls	$61.14	$50.90	$36.57	$27.68	$22.01
Reserves:
Gas (Mcf)	16,005,000	15,516,000	15,273,000	13,786,000	9,415,000
Oil (Bbls)	422,000	386,000	407,000	385,000	337,000
Mcfe	18,537,000	17,835,000	17,717,000	16,097,000	11,435,000
Estimated future net revenues	$84,861,000	$136,878,000	$77,612,000	$45,165,000	$29,774,000
Estimated future net revenues discounted at 10%	$52,328,000	$81,209,000	$44,551,000	$28,024,000	$18,035,000

(1)	The effect of the three for two stock splits in 2005 and 2004, and 20% stock dividend in 2003, are reflected in all historical share and per share data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
At October 31, 2006, working capital was $10,073,000, compared to $7,697,000 at October 31, 2005. For the year ended October 31, 2006, net cash provided by operating activities increased 47% to $12,973,000 compared to net cash provided by operating activities of $8,821,000 for the same period in 2005. This increase is primarily the result of increases in net income and other non-cash items (DD&A, deferred income taxes, compensation expense related to stock option grants, and other) of $2,746,000; a net increase of $129,000 in short term investments in 2006 versus a net decrease in short term investments of $876,000 in 2005 which resulted in a decrease of $1,005,000 between the two periods; a net increase in cash as a result of changes in accrued oil and gas sales, trade receivables and other current assets of $1,683,000; and a net increase in cash as a result of changes in accounts payable and income taxes payable of $728,000. For the year ended October 31, 2006 and 2005, net cash used in investing activities was $11,096,000 and $7,667,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $11,746,000 and $6,938,000, respectively. Financing activities primarily included proceeds from exercise of stock options of $835,000 and $335,000 in 2006 and 2005, respectively.
The average return on the company’s investments for the year ended October 31, 2006 and 2005 was 8.4% and 2.8%, respectively. At October 31, 2006, approximately 40% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.
Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital requirements for at least the next 12 months. At October 31, 2006, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 1 to the Consolidated Financial Statements. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.
As of October 31, 2006, the company had the following known contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Exclusive license obligation	$281,000	$94,000	$187,000	$—	$—
Operating lease obligations	142,000	32,000	63,000	47,000	—

Total	$423,000	$126,000	$250,000	$47,000	$—

The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased 25% to $11,793,000 for the year ended October 31, 2006 from $9,413,000 for the prior year. EBITDA is not a GAAP measure of operating performance. The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure. The company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.

In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation between EBITDA and net income is provided in the table below:

	For The Year Ended October 31,
	2006	2005	2004
RECONCILIATION OF EBITDA:
Net Income	$5,880,000	$5,022,000	$3,368,000
Add Back:
Interest Expense	42,000	37,000	39,000
Income Tax Expense	2,229,000	1,952,000	1,310,000
Depreciation, Depletion and Amortization Expense	3,642,000	2,402,000	1,747,000

EBITDA	$11,793,000	$9,413,000	$6,464,000

Off-Balance Sheet Financing
The company has no off-balance sheet financing arrangements at October 31, 2006.
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
The company recognizes all derivatives (consisting solely of cash flow hedges) on its balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income(Loss) on the Consolidated Balance Sheets and then are reclassified into the Consolidated Statement of Operations as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales.
Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had after tax hedging losses of $191,000 in fiscal 2006, $518,000 in fiscal 2005 and $516,000 in 2004. Any hedge ineffectiveness, which was not material for the three years ended October 31, 2006, is immediately recognized in gas sales.
Hedges include contracts indexed to the NYMEX and to Panhandle Eastern Pipeline Company for Texas, Oklahoma mainline. For comparative purposes, hedges indexed to Panhandle Eastern Pipeline Company are expressed on a NYMEX basis. For hedges indexed to Panhandle Eastern Pipeline Company, the individual month price (basis) differentials between the NYMEX and Panhandle Eastern Pipeline Company range from minus $1.45 in the winter months to minus $0.90 in the spring months.
Realized (November 2006) and unrealized (December 2006 through July 2007) gains and losses on hedge contracts at October 31, 2006 totaled $897,000 and were included in “Other Comprehensive Income”. These contracts covered 950 MMBtus at NYMEX basis prices ranging from $6.25 to $9.98.

As of December 31, 2006, hedges covering the months of November 2006 through January of 2007 had been closed at expiration resulting in a gain of $438,000. Such hedges covered 480 MMBtus at NYMEX basis prices ranging from $6.25 to $11.44. Open hedge positions as of December 31, 2006, are set forth below.

		Average Price	Period
Commodity	Volume	NYMEX Basis	Covered
Natural Gas Short	150 MMbtu	9.35	February 2007
Natural Gas Short	140 MMbtu	9.30	March 2007
Natural Gas Short	140 MMbtu	8.17	April 2007
Natural Gas Short	130 MMbtu	7.75	May 2007
Natural Gas Short	130 MMbtu	7.78	June 2007
Natural Gas Short	120 MMbtu	7.81	July 2007
The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls. To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls. The maximum credit line is $4,500,000 with interest calculated at the prime rate. The facility is unsecured and has covenants that require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits unfunded debt in excess of $500,000. It expires on October 31, 2007.
Oil and natural gas sales volume and price realization comparisons for the indicated years ended October 31 are set forth below. Price realizations include hedging gains and losses.

	2006		2005		2004
Product	Volume	Price	Volume	Price	Volume	Price
Gas (Mcf)	2,176,000	$6.11 (1)	1,830,000	$6.16 (2)	1,710,000	$4.600 (3)
% change	+19%	-1%	+7%	+34%	+18%	+2%
Oil (bbls)	41,000	$61.14	37,000	$50.90	41,000	$36.57
% change	+11%	+20%	-10%	+39%	+18%	+32%

(1)	Includes $0.l2 Mcf hedging loss.

(2)	Includes $0.39 Mcf hedging loss.

(3)	Includes $0.42 Mcf hedging loss.
Most oil and condensate volumes are associated with natural gas production and, therefore, vary from well to well depending on the volume and “richness” of the natural gas produced. Significant Properties (see definition on page 11) contributed 41% of 2006 production on a gas-equivalent basis. Increases in natural gas volumes resulted primarily from successful drilling in Oklahoma.
Oil and Gas Activities
Capital Spending. Capital spending in 2006 totaled $11,076,000.
Operations
During fiscal 2006, the company’s operations were focused on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.
As discussed below, the company has expanded into South Texas through an exploration program using 3-D seismic to define the Vicksburg, Frio, Queen City and Wilcox prospects in Hidalgo and Jim Hogg counties. The company has also expanded into north-central Kansas through an exploration program using 3-D seismic to define Lansing-Kansas City oil prospects along the Central Kansas Uplift.

Also as discussed below, the company has expanded its Calliope operations into Texas and Louisiana. The company believes these are fertile areas for Calliope and will continue to expand as opportunities allow. During 2007, the company plans to commence drilling operations on a new project to drill wells into existing reservoirs for the specific purpose of using Calliope to recover stranded gas.
The company believes that, in combination, its drilling and Calliope projects provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived natural gas reserves and production at reasonable costs and risks. However, it should be expected that successful results will occur unevenly for both the drilling and Calliope projects. Drilling results are dependent on both the timing of drilling and on the drilling success rate. Calliope results are primarily dependent on the timing, volume and quality of Calliope installations available to the company.
The company will continue to actively pursue adding reserves through its two core projects in fiscal 2007, and expects these activities to be a reliable source of reserve additions. However, the timing and extent of such activities can be dependent on many factors which are beyond the company’s control, including but not limited to, the availability of oil field services such as drilling rigs, production equipment and related services, and access to wells for application of the company’s patented gas recovery system on low pressure gas wells. The prevailing price of oil and natural gas has a significant effect on demand and, thus, the related cost of such services and wells.
The company is currently experiencing delays in securing drilling rigs and delivery of production equipment, primarily compressors and coil tubing. These delays are extending the time it takes the company to conduct its field operations. As a result, the company could be at risk for price increases related to these types of services and equipment.
Drilling Activities.
Northern Anadarko Basin—The company drills primarily on its significant inventory of acreage (approximately 68,000 gross acres) located along the northern portion of the Anadarko Basin where it has drilled approximately 75 wells. The wells target the Morrow, Oswego and Chester formations between 7,000 and 11,000 feet. The company expects to drill a substantial number of additional wells on this acreage.
Subsequent to fiscal year-end, the company participated in a 2,500 gross acre prospect located in the Texas Panhandle. An 11,200-foot well was drilled in December that encountered over-pressured Upper Morrow sands. Production casing has been set, and the well is awaiting completion for pipeline sales. The well is classified as a “tight hole”, meaning that information is not being released for proprietary business reasons. The company owns a 25% working interest.
For the year ended October 31, 2006, the company drilled 16 wells on its Northern Anadarko Basin acreage of which seven were completed at producers. However, drilling is not restricted to the Northern Anadarko Basin. The company is generating prospects elsewhere in the Oklahoma Panhandle, north-central Oklahoma, north-central Kansas, and South Texas and East Texas.
During fiscal 2006, five (5) wells were drilled on the company’s 5,760 gross acre Glacier Prospect located in Harper and Woodward Counties, Oklahoma. Two of the wells are producers, two are dry holes, and one well is currently being tested and appears to be a marginal producer. The most important of these wells are the Garnet State and Scarlet State. Both wells encountered excellent Morrow sands at about 7,500 feet, and are producing at high rates for the area. The two wells initially produced at a combined rate of almost 10.0 MMcfe (million cubic of gas equivalent) per day. Previously, the company drilled two other high rate wells on the Glacier prospect, both of which had limited reservoir extent but proved the presence of high quality sands on the prospect. The company owns a 57% working interest in the Garnet State and a 55% interest in the Scarlet State, and is the operator of both wells and the prospect.

Drilling is also continuing on the company’s 2,560 gross acre Buffalo Creek Prospect. During 2006 the company completed the 6,900-foot Lauer #1-21 well as the third oil well on the prospect at initial rates over 100 BO (barrels of oil) per day. A 3-D seismic program is currently being conducted to identify additional drilling locations. The company owns a 31% working interest and is the operator.
A second well was drilled on the company’s 1,280 gross acre Saddle Prospect and was completed in the Morrow formation producing about 800 Mcf per day. Additional wells are scheduled for the prospect. The company owns a 49% working interest and is the operator.
Drilling Program Expansion and Diversification—Last year, the company significantly expanded both the volume and breadth of its exploration program with new projects in South Texas and north-central Kansas. It is the company’s intention to diversify its exploration geographically, scientifically, and in terms of capital, risk and reserve potential. Compared to drilling in Oklahoma, the South Texas project involves significantly higher costs and greater risks but significantly higher per well reserve potential. The north central Kansas project is geared to oil exploration and has excellent potential to add significant reserves at moderate costs and risks. Both projects are in areas where 3-D seismic is a proven exploration tool and where continuing refinements are providing excellent exploration success. Equally as important, both exploration teams specialize in their respective geographic areas and have been highly successful finding new reserves using 3-D seismic.
South Texas—Last year, the company commenced a new exploration project in South Texas. The project is 3-D seismic driven and focuses on the Vicksburg, Frio, Queen City and Wilcox sands in Hidalgo and Jim Hogg Counties ranging in depth from 7,500 to 17,000 feet. Both the cost and the potential of this project far exceed anything the company had experienced before.
In return for a 75% interest before investment payout (calculated on a prospect by prospect basis) and 37.5% interest after investment payout, the company initially committed $1,500,000 for prospect generation and leasing costs. The commitment has been fully funded and all future project funding is at the company’s discretion. The company has the option to participate in drilling each prospect for all, or a portion, of its interest. If the company does not participate for its full interest, the remaining portion will be sold to industry participants on a promoted basis.
The exploration team has generated a significant number of high quality 3-D seismic drilling prospects, and will generate more prospects in the future. Leasing is complete on six prospects, one of which has been drilled. Fully leased prospects include the 800 gross acre Esparza Prospect which targets Marks sands at approximately 12,500 feet, the 2,300 gross acre Sam Houston Prospect which targets Frio sands at approximately 10,500 feet, the 1,200 gross acre West Mestena Prospect which targets Queen City sands at approximately 10,500 feet, the 1,120 gross acre Millennium Prospect which targets Wilcox sands at approximately 15,000, and the 600 gross acre Vela Prospect which targets Frio sands at approximately 7,500 feet.
The company participated for its full 37.5% interest in the first project well which was drilled on the 1,700 gross acre Robertson Prospect in Hidalgo County. Production casing has been set on the 10,500-foot well, and Upper Frio sands have been tested at rates of approximately 1.0 MMcfe per day. However, pressure data indicates that the reservoir may be limited in size. An additional up-hole sand appears on logs to be productive and may be evaluated before a final commercial production decision is made. The 8/8ths cost of the well is expected to range between $3,500,000 and $4,000,000.
In response to drilling costs which have almost doubled since the project began, the company recently elected to reduce its exposure to drilling participation in the next four prospects by selling all, or a significant portion, of its 37.5% interest to industry drilling participants. The company expects to recover its investment in each prospect and retain a promoted interest in exploratory wells with the option to participate in development drilling. Because the project has significant potential to increase production and reserves, the company has reserved the option to participate for its full 37.5% interest in all other prospects. This strategy will reduce the company’s South Texas exploration risk and improve its staying power.
North-Central Kansas—During 2005 and 2006, the company diversified its exploration by acquiring interests in three different drilling projects encompassing about 30,000 gross acres located on the Central Kansas Uplift. The acreage is located in a prolific producing area of the Central Kansas Uplift where 3-D seismic has recently proven to be an effective exploration tool. The project provides diversification to the company’s drilling program, both geographically and scientifically, through the use of 3-D seismic. It also exclusively targets oil reserves which will help bring better product balance to the company’s reserve base.
The company owns interests in the projects ranging from 12.5% to 100%. Drilling targets the Lansing-Kansas City formation at 4,000 feet. Completed costs for individual wells are averaging approximately $300,000.
The largest of the three drilling projects is approximately 21,000 gross acres located in Graham and Sheridan Counties, Kansas. The company owns a 30% interest and committed to shoot seismic and participate in drilling five test wells. The commitment has been fully funded and all future project funding is at the company’s discretion. Approximately 28 square miles of 3-D seismic have been shot and evaluated, and six exploratory wells have been drilled, of which one well is an excellent producer and five wells are dry holes. The new producer is making 115 BO per day after two months of production. It is located on a prospect containing approximately 1,000 gross acres. Additional development drilling is scheduled for the prospect.
The project is in an early stage and the learning curve is steep. Seismic data is currently being reprocessed and re-evaluated to incorporate data obtained from drilling the initial wells. The company believes drilling results will improve as it gains additional experience in the area. Drilling is expected on approximately 30 prospects.
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
Calliope Gas Recovery Technology.
The company owns the exclusive right to a patented technology known as the Calliope Gas Recovery System. There are currently three U.S. patents and one Canadian patent related to the technology. Two additional patents that mirror the U.S. patents have been applied for in Canada.
Calliope can achieve substantially lower flowing bottom-hole pressure than conventional production methods because it does not rely on reservoir pressure to lift liquids. In many reservoirs, lower bottom-hole pressure can translate into recovery of substantial additional natural gas reserves.
Calliope has proven to be reliable and flexible over a wide range of applications on wells the company owns and operates. It has also proven to be consistently successful. Accordingly, the company is implementing strategies designed to expand the population of wells on which it can install Calliope.
Realizing Calliope’s value continues to be one of the company’s top priorities. The company is focused on three fronts to increase the number of Calliope installations: expanding the geographic region for purchasing Calliope candidate wells from third parties, joint ventures with larger companies, and drilling wells into low-pressure gas reservoirs for the purpose of using Calliope to recover stranded natural gas reserves.
Calliope Drilling Project—During 2006, the company entered into a 50/50 joint venture with Redman Energy Holdings II, L.P. to drill wells for the purpose of using its patented Calliope Gas Recovery System to recover stranded gas reserves. Redman Energy Holdings is an affiliate of Redman Energy Corporation, a privately-held, Houston-based exploration and production company. Redman is affiliated with Natural Gas Partners, a highly respected industry funding source, and brings a wealth of knowledge and a solid operating foundation in the project area. Drilling will concentrate on previously mature, prolific fields containing significant stranded gas.
In its initial phases, the joint venture plans to invest up to $35,000,000 to acquire leases, drill new wells, and install Calliope principally in South and East Texas. Drilling will target large gas fields that were abandoned when natural gas prices were considerably lower than today, and when technologies to remove fluids from wellbores were much less effective than Calliope. The company presently expects to fund its 50% share of the joint venture from existing cash and future cash flow.
Access to fields and drilling locations are generally available through leasing or acquiring interests in old fields. The company believes this project is a target-rich opportunity for the company to take control of expanding its Calliope operations. Wells are expected to range in depth from 8,000 to 13,000 feet. Reserves are projected to range from 1.0 to 3.0 Bcfe (billion cubic feet of gas equivalent) per well, with beginning production rates ranging from 500 to 1,500 Mcf per day. Average drilling economics are expected to include payouts of approximately two years.
Several prospects are currently owned by Redman and several are in various stages of leasing. In addition, Redman has a committed rig that will be available for the project. Drilling is expected to commence during the second quarter of fiscal 2007.
Several of the old fields currently owned by Redman contain very significant stranded gas reserves due to their large reservoir volume and high remaining pressure. The company believes that Calliope will recover billions of cubic feet of gas from these fields by pulling-down reservoir pressure to previously unachievable levels.
This drilling project will be the company’s first opportunity to use Calliope to recover stranded reserves from an entire field. The company believes that drilling new wells for Calliope will provide a repeatable opportunity to lease large areas for systematic re-development. In addition, the company intends to install optimum casing and tubular sizes to substantially improve reserves and production compared to installing Calliope on existing wells where undersized tubulars often impede Calliope’s performance.
Although there are always risks associated with drilling, the company considers this to be low risk, development type drilling because it involves areas known to be productive. The company believes that drilling wells into under-pressured reservoirs without damaging the reservoir with drilling fluids is key to the success of the project. If that can be done successfully, the company believes that Calliope can be used to recover stranded gas reserves that can estimated with a high degree of confidence.
Purchasing Calliope Candidate Wells—Calliope systems are currently installed on 18 wells owned and operated by the company. The wells are located in Oklahoma, Texas and Louisiana, and range in depth from 6,500 to 18,400 feet. They represent the most rigorous applications for Calliope because the wells were either totally dead or uneconomic at the time Calliope was installed. In addition, prior to the time Calliope was installed, many of the reservoirs were damaged by the “parting shots” of previous operators. Initial Calliope production rates range up to 650 Mcfd (thousand cubic feet of gas per day) and average per well Calliope reserves for non-prototype wells are estimated to be 1.10 Bcf. One of the company’s early Calliope installations, the J.C. Carroll well, has now produced almost a billion cubic feet of gas using Calliope.

Calliope operations have recently been expanded into Texas and Louisiana with two installations in southwest Texas and one in Louisiana. The company considers Texas and Louisiana to be very fertile areas for Calliope and has retained personnel and opened a Houston office to focus exclusively on Calliope.
In general, higher gas prices have made it increasingly difficult for the company to purchase wells for its Calliope system. In addition, higher gas prices have provided the incentive for other companies to perform high risk procedures (“parting shots”) in an attempt to revive wells prior to abandoning or selling the wells. These parting shots often result in severe reservoir damage that renders wells unsuitable for Calliope.
In central Louisiana, the company recently installed Calliope on a 13,800-foot well. Calliope immediately restored the well to economic production making about 350 Mcfe per day. In mid-2006, a Calliope system was installed on the 18,000-foot Wallace well located in Beckham County, Oklahoma. The well was dead after having a severe casing leak that dumped an indeterminable amount of corrosive water on the productive formation. Due to the well’s high reserve potential, Calliope is being used to remove the water in an attempt to restore production. To date, only minor amounts of gas are being produced, indicating that the casing leak may have damaged the reservoir beyond repair.
A Calliope system was also recently installed on the 12,500-foot Laubhan Friesen well located in Blaine County, Oklahoma. The well was dead due to apparent reservoir damage from the operations of the previous owner. The objective is to attempt to use Calliope to remove an emulsion from the wellbore in order to restore production.
Joint Ventures With Third Parties—In an effort to increase the number of Calliope installations, the company is seeking joint ventures with larger companies. Presentations have been made to a select group of companies, including majors and large independents. All of the companies have expressed a keen interest in Calliope, and joint venture discussions are continuing with a number of the companies, including evaluation of candidate wells.
The joint venture negotiation process has taken longer than expected because there are many decision points within large companies that cause delays. Nevertheless, the company continues to dedicate resources and make efforts as it believes that the company will eventually be successful in the joint venture area.
Operations Summary.
During the past two years, the company has significantly expanded and diversified its operations with the objective of sustaining its production and reserve growth rate. The company believes that, over time, each of its four drilling projects will add significant production and reserves at a reasonable cost and risk. In particular, the company believes that the Calliope drilling project presents excellent potential for adding significant production and reserves, and that the project will allow the company to better control the monetization of its Calliope Gas Recovery technology.
Reserves. Refer to Item 2, “Properties, Significant Properties, Estimated Proved Oil and Gas Reserves and Future Net Revenues”, for information regarding oil and gas reserves.

Results of Operations
In 2006 total revenues increased 24% to $16,491,000 compared to $13,289,000 last year. As the oil and gas price/volume table on page 20 shows, total gas price realizations, which reflect hedging transactions, fell 1% to $6.11 per Mcf and oil price realizations increased 20% to $61.14 per barrel. The net effect of these price changes was to increase oil and gas sales by $300,000. Hedging losses were $266,000 in 2006 compared to $719,000 in 2005. During the same period, the company’s gas equivalent production increased 18% resulting in an increase to oil and gas sales of $2,394,000. Investment and other income increased primarily due to improved performance from the company’s investments.
In 2006, total costs and expenses rose 33% to $8,382,000 compared to $6,315,000 for last year. Oil and gas production expenses increased 23% due primarily to increased production taxes on higher revenues and new wells added during the year. Depreciation, depletion and amortization (“DD&A”) increased 52% due to increased production volumes and an increase in costs being amortized. General and administrative expenses increased 16% primarily due to increases in professional fees related to compliance with Sarbanes-Oxley regulations and accelerated filing requirements for SEC financial reports. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 27.5% and 28.0% for the 2006 and 2005 periods, respectively.
In 2005, total revenues rose 37% to $13,289,000 compared to $9,710,000 in 2004. As the oil and gas price/volume table on page 20 shows, total gas price realizations, which reflect hedging transactions, rose 34% to $6.16 per Mcf and oil price realizations rose 39% to $50.90 per barrel. The net effect of these price changes was to increase oil and gas sales by $3,253,000. Hedging losses were $719,000 in 2005 compared to $717,000 in 2004. Gas equivalent production rose 5%. The net effect of these volume changes was to increase oil and gas sales by $523,000. Investment and other income fell 57% due primarily to decrease in investment income.
In 2005, total costs and expenses rose 25% to $6,315,000 compared to $5,032,000 in 2004. Oil and gas production expenses rose 33% due primarily to increased production taxes on higher revenues and new wells added during the year. DD&A increased 37% due to increased production volumes and an increase in costs being amortized. General and administrative expenses decreased 5% primarily due to a decrease in stock based compensation costs and an increase in reimbursed overhead. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28% in 2005 and 2004.
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
The company has made only one ceiling write-down in its 28-year history. That write-down was made in 1986 after oil prices fell 51% and natural gas prices fell 45% between fiscal year-end 1985 and 1986.
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
The company’s reserves, and reserve values, are concentrated in 53 properties (“Significant Properties”). Some of the Significant Properties are individual wells and others are multi-well properties. At October 31, 2006, the Significant Properties represent 24% of the company’s total properties but a disproportionate 76% of the discounted value (at 10%) of the company’s reserves. Individual wells on which the company’s patented liquid lift system is installed comprise 23% of the Significant Properties and represent 28% of the discounted reserve value of such properties. New wells comprise 9% of the Significant Properties and represent 20% of the discounted value of such properties.
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
One measure of the life of the company’s proved reserves can be calculated by dividing proved reserves at fiscal year end 2006 by production for fiscal year 2006. This measure yields an average reserve life of 8 years. Since this measure is an average, by definition, some of the company’s properties will have a life shorter than the average and some will have a life longer than the average. The expected economic lives of the company’s properties may vary widely depending on, among other things, the size and quality, natural gas and oil prices, possible curtailments in consumption by purchasers, and changes in governmental regulations or taxation. As a result, the company’s actual future net cash flows from proved reserves could be materially different from its estimates.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The company implemented SFAS 123R in the first quarter of the company’s fiscal year beginning November 1, 2005, using the modified retrospective-transition method. Under this transition method, the company restated the results of all prior periods back to the beginning of fiscal 1997 (the fiscal year of inception for this stock-based compensation plan) in accordance with the original provisions of SFAS No. 123.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.
In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
October 31, 2006 and 2005
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,577,000	$1,935,000
Short-term investments	5,624,000	5,495,000
Receivables:
Trade	777,000	1,003,000
Accrued oil and gas sales	1,963,000	2,776,000
Derivative assets	897,000	—
Other current assets	71,000	245,000

Total current assets	13,909,000	11,454,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	7,060,000	3,452,000
Evaluated oil and gas properties	43,588,000	36,121,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(18,556,000)	(15,022,000)

Net oil and gas properties	32,092,000	24,551,000
Exclusive license agreement, net of accumulated amortization of $431,000 in 2006 and $361,000 in 2005	268,000	338,000
Compressor and tubular inventory to be used in development	1,293,000	1,288,000
Other, net	197,000	213,000

Total assets	$47,759,000	$37,844,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,581,000	$896,000
Revenue distribution payable	1,273,000	1,461,000
Other accrued liabilities	808,000	1,069,000
Income taxes payable	174,000	331,000

Total current liabilities	3,836,000	3,757,000

Long-term liabilities:
Deferred income taxes, net	8,039,000	5,978,000
Exclusive license obligation, less current obligations of $70,000 in 2006 and $64,000 in 2005	163,000	233,000
Asset retirement obligation	954,000	929,000

Total liabilities	12,992,000	10,897,000

Commitments:

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued and outstanding in 2006 and 2005	951,000	951,000
Capital in excess of par value	14,794,000	13,935,000
Treasury stock, at cost, 249,000 shares in 2006, and 393,000 shares in 2005	—	(125,000)
Accumulated other comprehensive income (loss)	650,000	(306,000)
Retained earnings	18,372,000	12,492,000

Total stockholders’ equity	34,767,000	26,947,000

Total liabilities and stockholders’ equity	$47,759,000	$37,844,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended October 31, 2006
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2006	2005	2004
Revenues:
Oil and gas sales	$15,837,000	$13,143,000	$9,367,000
Investment and other income	654,000	146,000	343,000

	16,491,000	13,289,000	9,710,000

Costs and expenses:
Oil and gas production	3,407,000	2,759,000	2,075,000
Depreciation, depletion and amortization	3,642,000	2,402,000	1,747,000
General and administrative	1,291,000	1,117,000	1,171,000
Interest	42,000	37,000	39,000

	8,382,000	6,315,000	5,032,000

Income before income taxes	8,109,000	6,974,000	4,678,000
Income taxes	(2,229,000)	(1,952,000)	(1,310,000)

Net income	$5,880,000	$5,022,000	$3,368,000

Basic income per share	$.64	$.55	$.37

Diluted income per share	$.62	$.54	$.36

Weighted average number of shares of common stock and dilutive securities:
Basic	9,207,000	9,080,000	9,036,000

Diluted	9,482,000	9,367,000	9,282,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Years Ended October 31, 2006
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

					Accumulated
			Capital In		Other			Total
	Common Stock		Excess Of	Treasury	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Income(Loss)	Income	Earnings	Equity
Balances, October 31, 2003	9,510,000	$951,000	$13,106,000	$(704,000)	$180,000		$4,102,000	$17,635,000
Comprehensive income:
Net income	—	—	—	—	—	$3,368,000	3,368,000	3,368,000
Other comprehensive income (loss), net of tax: Change in fair value of derivatives	—	—	—	—	(617,000)	(617,000)	—	(617,000)

Comprehensive income	—	—	—	—	—	$2,751,000	—

Purchase of treasury stock	—	—	—	(39,000)	—		—	(39,000)
Exercise of stock options	—	—	—	291,000	—		—	291,000
Compensation expense related to employee stock options	—	—	282,000	—	—		—	282,000

Balances, October 31, 2004	9,510,000	951,000	13,388,000	(452,000)	(437,000)		7,470,000	20,920,000
Comprehensive income:
Net income	—	—	—	—	—	$5,022,000	5,022,000	5,022,000
Other comprehensive income (loss), net of tax: Change in fair value of derivates	—	—	—	—	131,000	131,000	—	131,000

Comprehensive income						$5,153,000

Purchase of treasury stock	—	—	—	(8,000)	—		—	(8,000)
Exercise of common stock options	—	—	—	335,000	—		—	335,000
Tax benefit from the exercise of common stock options	—	—	340,000	—	—		—	340,000
Compensation expense related to employee stock options	—	—	207,000	—	—		—	207,000

Balances, October 31, 2005	9,510,000	951,000	13,935,000	(125,000)	(306,000)		12,492,000	26,947,000
Comprehensive income:
Net income	—	—	—	—	—	$5,880,000	5,880,000	5,880,000
Other comprehensive income (loss), net of tax: Change in fair value of derivatives	—	—	—	—	956,000	956,000	—	956,000

Comprehensive income						$6,836,000

Exercise of common stock options	—	—	710,000	125,000	—		—	835,000
Compensation expense related to employee stock options	—	—	149,000	—	—		—	149,000

Balances, October 31, 2006	9,510,000	$951,000	$14,794,000	—	$650,000		$18,372,000	$34,767,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended October 31, 2006
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2006	2005	2004
Cash flows from operating activities:
Net income	$5,880,000	$5,022,000	$3,368,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,642,000	2,402,000	1,747,000
Deferred income taxes	2,061,000	1,373,000	1,496,000
Compensation expense related to stock options granted	149,000	207,000	282,000
Other	18,000	—	34,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	551,000	2,500,000	944,000
Purchase of short-term investments	(680,000)	(1,624,000)	(2,537,000)
Trade receivables	226,000	16,000	(609,000)
Accrued oil and gas sales	813,000	(725,000)	(795,000)
Other current assets	234,000	299,000	95,000
Accounts payable and accrued liabilities	236,000	(968,000)	791,000
Income taxes payable	(157,000)	319,000	(198,000

Net cash provided by operating activities	12,973,000	8,821,000	4,618,000

Cash flows from investing activities:
Additions to oil and gas properties	(11,746,000)	(6,938,000)	(5,671,000)
Proceeds from sale of oil and gas properties	670,000	180,000	317,000
Changes in other long-term assets	(20,000)	(909,000)	(825,000)

Net cash used in investing activities	(11,096,000)	(7,667,000)	(6,179,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	835,000	335,000	291,000
Purchase of treasury stock	—	(8,000)	(39,000)
Principal payment on exclusive license obligation	(70,000)	(64,000)	(58,000)

Net cash provided by financing activities	765,000	263,000	194,000

Increase (decrease) in cash and cash equivalents	2,642,000	1,417,000	(1,367,000)

Cash and cash equivalents:
Beginning of period	1,935,000	518,000	1,885,000

End of period	$4,577,000	$1,935,000	$518,000

Supplemental Cash Flow Information:
Cash paid during the period for income taxes	$620,000	$100,000	$194,000

Cash paid during the period for interest	$30,000	$36,000	$41,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
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
Certain financial statement amounts have been reclassified to conform the presentation used for the 2006 period. Effective with 2006, the company has reclassified reimbursed overhead from operating revenue to general and administrative expense. For the years ended October 31, 2005 and 2004 the reclassified amounts were $668,000 and $604,000 respectively.
Cash, Cash Equivalents, and Short-Term Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less. At October 31, 2006, approximately 60% of short-term investments are mutual funds. Other short-term investments consist primarily of professionally managed limited partnerships which provide readily determinable market values and short-term liquidity. The partnerships are invested primarily in financial instruments. Unrealized gains on limited partnerships are not significant. Short-term investments are classified as “trading” and are stated at fair value with realized and unrealized gains and losses immediately recognized.
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
The company’s reserves, and reserve values, are concentrated in 53 properties (“Significant Properties”). Some of the Significant Properties are individual wells and others are multi-well properties. At October 31, 2006, the Significant Properties represent 24% of the company’s total properties but a disproportionate 76% of the discounted value (at 10%) of the company’s reserves. Individual wells on which the company’s patented liquid lift system is installed comprise 23% of the Significant Properties and represent 28% of the discounted reserve value of such properties. New wells comprise 9% of the Significant Properties and represent 20% of the discounted value of such properties.
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
One measure of the life of the company’s proved reserves can be calculated by dividing proved reserves at fiscal year end 2006 by production for fiscal year 2006. This measure yields an average reserve life of eight years. Since this measure is an average, by definition, some of the company’s properties will have a life shorter than the average and some will have a life longer than the average. The expected economic lives of the company’s properties may vary widely depending on, among other things, the size and quality, natural gas and oil prices, possible curtailments in consumption by purchasers, and changes in governmental regulations or taxation. As a result, the company’s actual future net cash flows from proved reserves could be materially different from its estimates.
Asset Retirement Obligations.
The company estimates the future cost of asset retirement obligations, discounts that cost to its present value, and records a corresponding asset and liability in its Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital. The nature of these estimates requires the company to make judgments based on historical experience and future expectations. Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis. A reconciliation of the company’s asset retirement obligation liability is as follows:

	October 31,
	2006	2005
Beginning asset retirement obligation	$929,000	$748,000
Accretion expense	40,000	43,000
Obligations incurred	58,000	44,000
Obligations settled	(58,000)	(56,000)
Change in estimate	(15,000)	150,000

Ending asset retirement obligation	$954,000	$929,000

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
Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had after tax hedging losses of $191,000 in fiscal 2006, $518,000 in fiscal 2005, and $516,000 in fiscal 2004. Any hedge ineffectiveness, which was not material for the three years ended October 31, 2006, is immediately recognized in gas sales.
Hedges include contracts indexed to the NYMEX and to Panhandle Eastern Pipeline Company for Texas, Oklahoma mainline. For comparative purposes, hedges indexed to Panhandle Eastern Pipeline Company are expressed on a NYMEX basis. For hedges indexed to Panhandle Eastern Pipeline Company, the individual month price (basis) differentials between the NYMEX and Panhandle Eastern Pipeline Company range from minus $1.45 in the winter months to minus $0.90 in the spring months.
Realized (November 2006) and unrealized (December 2006 through July 2007) gains and losses on hedge contracts at October 31, 2006 totaled $897,000 and were included in “Other Comprehensive Income”. These contracts covered 950 MMBtus at NYMEX basis prices ranging from $6.25 to $9.98.
The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls. To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls. The maximum credit line is $4,500,000 with interest calculated at the prime rate. The facility is unsecured and has covenants that require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits unfunded debt in excess of $500,000. It expires on October 31, 2007.
Stock-Based Compensation
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
Prior to November 1, 2005, the company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense was recognized in the company’s Consolidated Statement of Operations prior to November 1, 2005, as all options granted under the company’s stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective November 1, 2005, the company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-retrospective-transition method. Under this transition method, the company restated the results of all prior periods back to the beginning of fiscal 1997 (the fiscal year of inception for this stock-based compensation plan) in accordance with the original provisions of SFAS No. 123. The cumulative effect of this restatement was an increase of $1,447,000 to capital in excess of par value and a corresponding decrease to retained earnings.
The fair value of the 33,750 options granted during the year ended October 31, 2005 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: volatility, 48%; expected option term, 5 years; risk-free interest rate, 4%; and, expected dividend yield, 0%. The company did not make any option grants during fiscal 2006 or 2004. If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) will be included in compensation expense.
Compensation expense related to stock options included in General and Administrative Expense for the years ended October 31, 2006, 2005 and 2004 is $209,000, $288,000 and $392,000 respectively.
Plan activity for the years ended October 31, 2006, 2005 and 2004 is set forth below and has been adjusted for the 3-for-2 stock splits in fiscal 2005 and 2004.

	Years Ended October 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	485,064	$5.78	565,875	$7.11	726,705	$4.74
Granted	—	—	33,750	8.93	—	—
Exercised	(143,813)	5.81	(61,686)	5.43	(160,830)	1.88
Cancelled or forfeited	(26,249)	8.82	(52,875)	6.01	—	—

Outstanding at end of year	315,002	$5.52	485,064	$5.78	565,875	$7.11

Exercisable at end of year	266,939	$5.53	348,114	$5.64	267,048	$5.55

Weighted average contractual life at end of year		6.4		7.7		7.8

The following Table summarizes information about stock options outstanding at October 31, 2006:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at October 31,	Contractual	Exercise	October 31,	Average
Prices	2006	Life in Year	Price	2006	Exercise Price
$ 3.09-$ 3.72	54,750	5.69	$3.56	44,625	$3.53
$ 5.93	260,252	6.54	$5.93	222,314	$5.93

$ 3.09-$ 5.93	315,002	6.39	$5.52	266,939	$5.53

Per Share Amounts
Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company’s stock for the period. Total potential dilutive shares based on options outstanding at October 31, 2006 were 315,002.
The company’s calculation of earnings per share of common stock is as follows:

	Year Ended October 31,
	2006			2005			2004
			Net			Net		Net
			Income			Income		Income
	Net		Per	Net		Per	Net	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic earnings per share	$5,880,000	9,207,000	$.64	$5,022,000	9,080,000	$.55	$3,368,000	9,036,000	$.37

Effect of dilutive shares of common stock from stock options	—	275,000	(.02)	—	287,000	(.01)	—	246,000	(.01)

Diluted earnings per share	$5,880,000	9,482,000	$.62	$5,022,000	9,367,000	$.54	$3,368,000	9,282,000	$.36

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. The company implemented SFAS 123R in the first quarter of the company’s fiscal year beginning November 1, 2005, using the modified retrospective-transition method. Under this transition method, the company restated the results of all prior periods back to the beginning of fiscal 1997 (the fiscal year of inception for this stock-based compensation plan) in accordance with the original provisions of SFAS No. 123.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing November 1, 2007. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
(2) COMMON STOCK AND PREFERRED STOCK
The company has authorized 20,000,000 shares of $0.10 par value common stock and as of October 31, 2006, 9,510,000 have been issued. In addition, the company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company’s Board of Directors. Approximately 100,000 shares of the company’s authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company’s Shareholders’ Rights Plan.
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
(3) COMMITMENTS
The company leases office facilities under an operating lease agreement entered into May 1, 2006 which expires April 30, 2011. The lease agreement requires payments of $16,000 in 2006, $32,000 in each successive year through 2010, and $16,000 in 2011. Total rental expense was $80,000 in 2006, $79,000 in 2005, and $77,000 in 2004. The company has no capital leases and no other operating lease commitments.
Total costs incurred for the South Texas project were $1,836,000 and $793,000 in 2006 and 2005, respectively. Total costs incurred for the north central Kansas project were $763,000 and $502,000 for 2006 and 2005, respectively. Such costs include overhead, lease bonuses, land services and 3-D seismic. On October 31, 2006, the company had no remaining capital commitments related to the South Texas and north central Kansas projects.

(4) BENEFIT PLANS
Profit Sharing 401(k) Plan
The company has established a 401(k) plan for the benefit of its employees. Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. These contributions may be matched by the company, at its discretion. Historically, the company has made matching contributions ranging from 40% to 50% of the employees annual contributions. Matching contributions recorded in fiscal 2006, 2005 and 2004 were $37,000, $39,000, and $35,000, respectively.
Other Company Benefits
The company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health insurance.
(5) COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the fiscal years ended October 31, 2006, 2005, and 2004 are as follows:

	October 31,
	2006	2005	2004
Net income	$5,880,000	$5,022,000	$3,368,000
Other comprehensive income(loss):
Change in fair value of derivatives	1,203,000	182,000	(857,000)
Income tax (expense) benefits	(247,000)	(51,000)	240,000

Total comprehensive income	$6,836,000	$5,153,000	$2,751,000

The following table sets forth a reconciliation of the company’s accumulated gain(loss) on derivatives for the fiscal years ended October 31, 2005, 2004 and 2003.

	October 31,
	2006	2005	2004
Accumulated gain (loss) on derivatives:
Balance beginning of period	$(306,000)	$(437,000)	$180,000
Realization of hedging gain (losses)	189,000	10,000	(176,000)
Net unrealized gain (losses) on price hedge contracts	767,000	121,000	(441,000)

Balance end of period	$650,000	$(306,000)	$(437,000)

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
At October 31, 2006 the company had $1,088,000 of statutory depletion carry forward for tax return purposes.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

	Years Ended October 31,
	2006	2005	2004
Current	$473,000	$715,000	$114,000
Deferred	1,756,000	1,318,000	1,306,000

Total income tax expense	$2,229,000	$2,033,000	$1,420,000

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	Years Ended October 31,
	2006	2005	2004
Federal taxes at statutory rate	2,838,000	2,542,000	1,775,000
Graduated rates	(62,000)	(72,000)	(51,000)
State income taxes and other	228,000	143,000	105,000
Percentage depletion	(775,000)	(580,000)	(409,000)

	2,229,000	2,033,000	1,420,000

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 2006 and 2005 are as follows:

	October 31,
	2006	2005
Deferred tax assets:
Gain on property sales	$789,000	$564,000

Total deferred tax assets	789,000	564,000

Deferred tax liabilities:
Intangible drilling, leasehold and other exploration costs capitalized for financial reporting purposes but deducted for tax purposes	(7,661,000)	(5,760,000)
State taxes and other	(1,167,000)	(782,000)

Total deferred tax liabilities	(8,828,000)	(6,542,000)

Net deferred tax liability	$(8,039,000)	$(5,978,000)

(7) EXCLUSIVE LICENSE AGREEMENT OBLIGATION
On September 1, 2000, the company acquired an unrestricted, exclusive license for patented technology. The initial license term was 10 years and includes an option for the company to extend the term to the remaining life of the patents. The licensor will receive a net 8.3% carried interest in any installation of the technology. The license purchase price was $1,115,000, of which $882,000 has been paid. The balance, which is due in three remaining annual increments of $93,750, is recorded at 10% present value. The related assets are being amortized over 10 years on a straight-line basis. If the option to extend the license after the initial 10-year term is exercised, the cost will be $93,750 per year to the expiration of the last patent.

	October 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Exclusive license agreement	$699,000	$431,000

Aggregate amortization expense:
For the year ended October 31, 2006		$70,000

Estimated future amortization expense:
For the year ended October 31, 2007		70,000
For the year ended October 31, 2008		70,000
For the year ended October 31, 2009		70,000
For the year ended October 31, 2010		58,000

Total		$268,000

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
At October 31, 2006, this amortizable intangible asset had a net book value of $268,000. The value of this asset is believed to be realizable based on the company’s estimation of future cash flows from application of the company’s patented liquid lift system. The company’s impairment test compares the estimated undiscounted future net cash flows related to this asset with the related net capitalized costs of the asset at the end of each period. If the net capitalized cost exceeds the undiscounted future net cash flows, the cost of the asset is written down to estimated fair value. As of October 31, 2006, the company has not recorded an impairment write-down for this asset. The estimated undiscounted value of future net cash flows is derived from estimates of proved reserve values.
(8) COMPRESSOR AND TUBULAR INVENTORY
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
(9) SUPPLEMENTARY OIL AND GAS INFORMATION
Capitalized Costs

	October 31,
	2006	2005	2004
Unevaluated properties not being amortized	$7,060,000	$3,452,000	$2,174,000
Properties being amortized	43,588,000	36,121,000	30,072,000
Accumulated depreciation, depletion and amortization	(18,556,000)	(15,022,000)	(12,737,000)

Total capitalized costs	$32,092,000	$24,551,000	$19,509,000

Unevaluated Oil and Gas Properties
Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated. The following table shows, by category of cost and date incurred, the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds) excluded from the amortization computation as of October 31, 2006:

				Total
Net Costs Incurred	Exploration	Development	Acquisition	Unevaluated
During Periods Ended:	Costs	Costs	Costs	Properties
October 31, 2006	$2,096,000	$118,000	$2,684,000	$4,898,000
October 31, 2005	110,000	133,000	1,715,000	1,958,000
October 31, 2004	—	—	204,000	204,000

	$2,206,000	$251,000	$4,603,000	$7,060,000

Prospect leasing and acquisition normally requires one to two years and the subsequent evaluation normally requires an additional one to two years.
Acquisition, Exploration and Development Costs Incurred

	Years Ended October 31,
	2006	2005	2004
Property acquisition costs net of divestiture proceeds:
Proved	$102,000	$81,000	$526,000
Unproved	1,815,000	2,092,000	346,000
Exploration costs	6,388,000	834,000	1,791,000
Development costs	2,786,000	4,170,000	3,926,000

Total before asset retirement obligation	$11,091,000	$7,177,000	$6,589,000

Total including asset retirement obligation	$11,076,000	$7,327,000	$7,089,000

Major Customers and Operating Region
The company operates exclusively within the United States. Except for cash investments, all of the company’s assets are employed in, and all its revenues are derived from, the oil and gas industry. The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows: Duke Energy 39% in 2006, 40% in 2005 and 40% in 2004; Enogex, Inc. 8% in 2006, 9% in 2005 and 10% in 2004.
Oil and Gas Reserve Data (Unaudited)
Independent petroleum engineers estimated proved reserves for the company’s properties which represented approximately 63% in 2006, 63% in 2005 and 61% in 2004 of total estimated future net revenues. The remaining reserves were estimated by the company. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year. The average price used was $53.69, $55.59 and $50.43 per barrel for oil and $6.32, $10.26 and $5.84 per Mcf for gas in 2006, 2005 and 2004, respectively. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved reserves and the changes therein are set forth below for the indicated year.

	2006		2005		2004
	Gas(Mcf)	Oil(bbls)	Gas(Mcf)	Oil(bbls)	Gas(Mcf)	Oil(bbls)
Proved reserves:
Balance, November 1	15,516,000	386,000	15,273,000	407,000	13,786,000	385,000
Revisions of previous estimates	(637,000)	24,000	(889,000)	(6,000)	68,000	39,000
Extensions and discoveries	3,302,000	53,000	2,962,000	22,000	2,999,000	23,000
Purchases of reserves in place	—	—	—	—	130,000	1,000
Sales of reserves in place	—	—	—	—	—	—
Production	(2,176,000)	(41,000)	(1,830,000)	(37,000)	(1,710,000)	(41,000)

Balance, October 31	16,005,000	422,000	15,516,000	386,000	15,273,000	407,000

Proved developed reserves:

Beginning of period	13,603,000	381,000	13,993,000	374,000	13,786,000	385,000

End of period	13,683,000	397,000	13,603,000	381,000	13,993,000	374,000

The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated year.

	2006	2005	2004
Future cash inflows	$123,889,000	$180,726,000	$109,703,000
Future production and development costs	(39,028,000)	(43,848,000)	(32,091,000)
Future income tax expense	(20,747,000)	(36,054,000)	(19,965,000)

Future net cash flows	64,114,000	100,824,000	57,647,000
10% discount factor	(24,363,000)	(41,337,000)	(24,788,000)

Standardized measure of discounted future net cash flows	$39,751,000	$59,487,000	$32,859,000

The principal sources of change in the standardized measure of discounted future net cash flows from reserves are set forth below for the indicated year.

	2006	2005	2004
Balance, November 1	$59,487,000	$32,859,000	$21,141,000
Sales of oil and gas produced, net of production costs	(12,430,000)	(10,384,000)	(7,292,000)
Net changes in prices and production costs	(33,058,000)	29,821,000	14,919,000
Extensions and discoveries, net of future development and production costs	12,998,000	15,804,000	8,617,000
Changes in future development costs	(536,000)	(1,692,000)	(224,000)
Previously estimated development costs incurred during the period	1,299,000	2,248,000	304,000
Revisions of previous quantity estimates, timing, and other	(3,396,000)	(2,962,000)	(2,129,000)
Purchases of reserves in place	—	—	465,000
Sales of reserves in place	—	—	—
Accretion of discount	5,949,000	3,286,000	2,114,000
Net change in income taxes	9,438,000	(9,493,000)	(5,056,000)

Balance, October 31	$39,751,000	$59,487,000	$32,859,000

(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a tabulation of the company’s unaudited quarterly operating results for fiscal 2004, 2005 and 2006:

		Income			Diluted
		Before		Basic Net	Net
	Total	Income	Net	Income	Income
	Revenue	Taxes	Income	Per Share	Per Share
Fiscal 2004:

First Quarter	$2,713,000	$1,519,000	$1,094,000	$0.12	$0.12
Second Quarter	2,118,000	995,000	716,000	0.08	0.08
Third Quarter	2,287,000	1,021,000	735,000	0.08	0.08
Fourth Quarter	2,592,000	1,143,000	823,000	0.09	0.08

	$9,710,000	$4,678,000	$3,368,000	$0.37	$0.36

Fiscal 2005:

First Quarter	$2,447,000	$1,189,000	$856,000	$0.10	$0.09
Second Quarter	3,038,000	1,565,000	1,127,000	0.12	0.12
Third Quarter	3,501,000	1,892,000	1,362,000	0.15	0.15
Fourth Quarter	4,303,000	2,328,000	1,677,000	0.18	0.18

	$13,289,000	$6,974,000	$5,022,000	$0.55	$0.54

Fiscal 2006:

First Quarter	$4,365,000	$2,354,000	$1,695,000	$0.19	$0.18
Second Quarter	3,921,000	1,963,000	1,392,000	0.15	0.15
Third Quarter	3,969,000	1,799,000	1,286,000	0.14	0.14
Fourth Quarter	4,236,000	1,993,000	1,507,000	0.16	0.15

	$16,491,000	$8,109,000	$5,880,000	$0.64	$0.62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
To the Board of Directors and Stockholders
CREDO Petroleum Corporation and Subsidiaries
We have audited the consolidated balance sheets of CREDO Petroleum Corporation and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CREDO Petroleum Corporation and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

HEIN & ASSOCIATIONS LLP
Denver, Colorado
January 23, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Statement of Management’s Responsibility
CREDO’s management has always assumed ultimate responsibility for compliance with the company’s established financial accounting policies and for reporting the company’s results with objectivity and a high degree of integrity. It is critical for investors and other users of the Consolidated Financial Statements to have confidence that the company’s financial information is timely, complete, relevant and accurate. Management is responsible for the fair presentation of CREDO Petroleum Corporation’s Consolidated Financial Statements, in accordance with generally accepted accounting principles (GAAP), and is ultimately responsible for their integrity and accuracy.
Management, with oversight by CREDO’s Board of Directors, has established and maintains a strong ethical climate so that the company’s affairs are conducted to high standards. Management is also ultimately responsible for an effective system of internal control over financial reporting. CREDO’s policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of NASDAQ and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.
Management is committed to enhancing shareholder value and fully understands and embraces its fiduciary oversight responsibilities. Management is dedicated to ensuring that high standards of financial accounting and reporting as well as the underlying system of internal controls are maintained. This culture demands integrity and management has the highest confidence in the company’s process, its internal controls, and its people, who are objective in their responsibilities and who operate under the highest level of ethical standards.
Management’s Report on Internal Control Over Financial Reporting
Management is ultimately responsible for establishing and maintaining adequate internal control over financial reporting for CREDO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and dispositions of the company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with established company policies and procedures; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the company’s internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 31, 2006. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of October 31, 2006 has been audited by Hein & Associates, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors Credo Petroleum Corporation and Subsidiaries
Denver, Colorado
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Credo Petroleum Corporation and Subsidiaries (Credo) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Credo’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A company s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Credo maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Credo maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Credo Petroleum Corporation and subsidiaries and our report dated January 23, 2007 expressed an unqualified opinion.
/s/ Hein & Associates LLP
Denver, Colorado
January 23, 2007

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the company will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such items will be included in the Proxy Statement to be so filed for the company’s annual meeting of shareholders to be held on or about March 23, 2007 and is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets — October 31, 2006 and 2005
Consolidated Statements of Operations – Three Years ended October 31, 2006
Consolidated Statements of Shareholders’ Equity — Three Years ended October 31, 2006
Consolidated Statements of Cash Flows — Three Years ended October 31, 2006
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

23.1 *	Consent of Independent Registered Public Accounting Firm dated January 6, 2006 (filed herewith).

31.1 *	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 *	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) (Filed herewith)

*	Filed with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, State of Colorado on January 23, 2007.

CREDO PETROLEUM CORPORATION
(Registrant)

By:	/s/ James T. Huffman

James T. Huffman,
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
January 23, 2007	/s/ James T. Huffman	Chairman of the Board

	James T. Huffman	of Directors, President, Treasurer and Chief Executive Officer (Principal Executive Officer)

January 23, 2007	/s/ David E. Dennis	Chief Financial Officer

	David E. Dennis	(Principal Financial and Accounting Officer)

January 23, 2007	/s/ Clarence H. Brown	Director

Clarence H. Brown

January 23, 2007	/s/ Oakley Hall	Director

Oakley Hall

January 23, 2007	/s/ William F. Skewes	Director

William F. Skewes

January 23, 2007	/s/ Richard B. Stevens	Director

Richard B. Stevens

Exhibit Index

3(a)(i) & 4(a)	Articles of Incorporation of CREDO Petroleum Corporation (incorporated by reference to Form 10-K dated October 31, 1982).

3(a)(ii)	Articles of Amendment of Articles of Incorporation, dated March 9, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).

3(a)(iii)	Articles of Amendment of Articles of Incorporation, dated October 28, 1982 (incorporated by reference to Form 10-K dated October 31, 1982).

3(a)(iv)	Articles of Amendment of Articles of Incorporation dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).

3(a)(v)	Articles of Amendment of Articles of Incorporation dated April 18, 1984 (incorporated by reference to Form 10-K dated October 31, 1984).

3(a)(vi)	Articles of Amendment of Articles of Incorporation dated April 2, 1985 (incorporated by reference to Form 10-K dated October 31, 1985).

3(a)(vii)	Articles of Amendment of Articles of Incorporation dated March 25, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).

3(a)(viii)	Articles of Amendment of Articles of Incorporation dated March 24, 1988 (incorporated by reference to Form 10-K dated October 31, 1989).

3(a)(ix)	Articles of Amendment to Articles of Incorporation dated May 11, 1990.

3(b)(i)	By-Laws of CREDO Petroleum Corporation, as amended October 30, 1986 (incorporated by reference to Form 10-K dated October 31, 1986).

3(b)(ii)	Amendment to Article X of CREDO Petroleum Corporation’s By-Laws dated March 24, 1988 (incorporated by reference to the company’s definitive proxy dated February 5, 1988).

4(i)	Shareholders’ Rights Plan, dated April 11, 1989.

4(ii)	Amendment to Shareholders’ Rights Plan, dated February 24, 1999 (incorporated into Part II of the company’s Form 10-QSB dated January 31, 1999).

10(a)	CREDO Petroleum Corporation Non-qualified Stock Option Plan, dated January 13, 1981 (incorporated by reference to Amendment No. 1 to Form S-1 dated February 2, 1981).

10(b)	CREDO Petroleum Corporation Incentive Stock Option Plan, dated October 2, 1981 (incorporated by reference to the company’s definitive proxy statement, dated January 22, 1982).

10(c)	Model of Director and Officer Indemnification Agreement provided for by Article X of CREDO Petroleum Corporation’s By-Laws (incorporated by reference to Form 10-K dated October 31, 1987).

10(d)	CPC Exclusive License Agreement, dated September 1, 2000 (incorporated by reference to Form 10-KSB dated October 31, 2000).

10(e)	CREDO Petroleum Corporation 1997 Stock Option Plan, as amended and restated effective October 25, 2001 (incorporated by reference to Form 10-KSB dated October 31, 2001).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Form 10-KSB dated October 31, 2004).

21
CREDO Petroleum Corporation (a Colorado corporation) and its subsidiaries SECO Energy Corporation (a Nevada corporation) and United Oil Corporation (an Oklahoma corporation) are located at 1801 Broadway, Suite 900, Denver, CO 80202-3837.

23.1 *	Consent of Independent Registered Public Accounting Firm dated January 6, 2006 (filed herewith).

31.1 *	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 *	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) (Filed herewith)

*	Filed with this Form 10-K.