Form 10-Q
period 2007-01-31
CREDO PETROLEUM CORP
filed 2007-03-12
CIK 277924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding

March 12, 2007	Common stock, $.10 par value	9,261,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q For the Period Ended January 31, 2007
The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,	October 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,055,000	$4,577,000
Short-term investments	6,136,000	5,624,000
Receivables:
Accrued oil and gas sales	1,656,000	777,000
Trade	1,143,000	1,963,000
Derivative Assets	526,000	897,000
Other current assets	240,000	71,000

Total current assets	12,756,000	13,909,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	8,962,000	7,060,000
Evaluated oil and gas properties	44,691,000	43,588,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(19,488,000)	(18,556,000)

Net oil and gas properties, at cost, using full cost method	34,165,000	32,092,000

Exclusive license agreement, net of amortization of $449,000 in 2007 and $431,000 in 2006	251,000	268,000

Compressor and tubular inventory to be used in development	1,308,000	1,293,000

Other (net)	229,000	197,000

Total assets	$48,709,000	$47,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,400,000	$1,581,000
Revenue distribution payable	1,122,000	1,273,000
Other accrued liabilities	510,000	808,000
Income taxes payable	273,000	174,000

Total current liabilities	3,305,000	3,836,000

Long Term Liabilities:
Deferred income taxes, net	8,367,000	8,039,000
Exclusive license obligation, less current obligations of $70,000 in 2007 and 2006	163,000	163,000
Asset retirement obligation	957,000	954,000

Total liabilities	12,792,000	12,992,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2007 and 2006	951,000	951,000
Capital in excess of par value	14,851,000	14,794,000
Treasury stock at cost, 249,000 shares in 2007 and 2006	—	—
Accumulated other comprehensive income (loss)	379,000	650,000
Retained earnings	19,736,000	18,372,000

Total stockholders’ equity	35,917,000	34,767,000

Total liabilities and stockholders’ equity	$48,709,000	$47,759,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2007	2006
REVENUES:
Oil and gas sales	$3,808,000	$4,120,000
Investment income and other	247,000	245,000

	4,055,000	4,365,000

COSTS AND EXPENSES:
Oil and gas production	913,000	1,004,000
Depreciation, depletion and amortization	958,000	738,000
General and administrative	278,000	260,000
Interest	6,000	9,000

	2,155,000	2,011,000

INCOME BEFORE INCOME TAXES	1,900,000	2.354,000

INCOME TAXES	(536,000)	(659,000)

NET INCOME	$1,364,000	$1,695,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.15	$.19

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.15	$.18

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,261,000	9,137,000

Diluted	9,387,000	9,475,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Statement of Stockholders’ Equity and Comprehensive Income
(Unaudited)
For the Three Months Ended January 31, 2007

					Accumulated
			Capital In		Other			Total
	Common Stock		Excess Of	Treasury	Comprehensive	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Income	Income	Earnings	Equity
Balance, October 31, 2006	9,510,000	$951,000	$14,794,000	$—	$650,000		$18,372,000	$34,767,000
Comprehensive income:
Net income	—	—	—	—	—	$1,364,000	1,364,000	1,364,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	—	(271,000)	(271,000)	—	(271,000)

Total comprehensive income	—	—	—	—	—	$1,093,000	—	—

Compensation expense associated with unvested portion of previously granted stock options	—	—	57,000	—	—		—	57,000

Balance, January 31, 2007	9,510,000	$951,000	$14,851,000	$—	$379,000		$19,736,000	$35,917,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,364,000	$1,695,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	958,000	738,000
Deferred income taxes	328,000	417,000
Compensation expense related to stock options granted	57,000	60,000
Other	3,000	—
Changes in operating assets and liabilities:
Proceeds from short-term investments	719,000	193,000
Purchase of short-term investments	(1,231,000)	(404,000)
Accrued oil and gas sales	307,000	422,000
Trade receivables	(367,000)	(702,000)
Other current assets	(69,000)	318,000
Accounts payable and accrued liabilities	(629,000)	1,343,000
Income taxes payable	99,000	89,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,539,000	4,169,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(3,005,000)	(3,539,000)
Proceeds from sale of oil and gas properties	—	146,000
Changes in other long-term assets	(56,000)	172,000

NET CASH USED IN INVESTING ACTIVITIES	(3,061,000)	(3,221,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	272,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	272,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,522,000)	1,220,000

CASH AND CASH EQUIVALENTS:
Beginning of period	4,577,000	1,935,000

End of period	$3,055,000	$3,155,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$240,000

Cash paid during the period for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited)
January 31, 2007
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented. These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.
Certain financial statement amounts have been reclassified to conform to the presentation used for the 2007 periods. Effective with the second quarter of 2006, the company has reclassified reimbursed overhead from operating revenue to general and administrative expense. For the three months ended January 31, 2007 and 2006, the reclassified amounts were $186,000 and $173,000, respectively.
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
The company has changed its estimate with respect to estimated salvage value of lease and well equipment. This change in estimate resulted in a decrease in depreciation, depletion and amortization of approximately $65,000 for the quarter ended January 31, 2007.
3. STOCK-BASED COMPENSATION
The company currently has one stock-based employee compensation plan, the CREDO Petroleum Corporation 1997 Stock Option Plan (the 1997 Plan) which is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended October 31, 2006. This Plan will expire on July 29, 2007. The CREDO Petroleum Corporation 2007 Stock Option Plan (the 2007 Plan), which is similar in all respects to the 1997 Plan has been proposed to the shareholders for approval at the Annual Meeting of Shareholders on March 22, 2007. If the 2007 Plan is approved, no additional options will be granted under the 1997 Plan. However, all outstanding options granted under the 1997 Plan will continue to be governed by the rules of the 1997 Plan. Effective November 1, 2005, the company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-retrospective-transition method. Under this transition method, the company restated the results of all prior periods back to the beginning of fiscal 1997 (the fiscal year of inception for this stock-based compensation plan) in accordance with the original provisions of SFAS No. 123. For the three months ended January 31, 2007 and 2006, the company recognized compensation expense of $57,000 and $60,000, respectively.
No options were granted during fiscal year 2006 and the fair value of the 40,000 options granted during the three months ended January 31, 2007 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: volatility, 50.84%; expected option term, 2 and 3 years; risk-free interest rate, 4.58% and; expected dividend yield, 0%. If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) will also be included in compensation expense.

Plan activity for the three months ended January 31, 2007 is set forth below.

	Three Months Ended January 31, 2007
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at October 31, 2006	315,002	$5.52
Granted	40,000	12.78
Exercised	—	—
Cancelled or forfeited	—	—

Outstanding at January 31, 2007	355,002	$6.34

Exercisable at January 31, 2007	274,543	$5.70

Weighted average contractual life at January 31, 2007		6.70

The following table summarizes information about stock options currently outstanding and exercisable at January 31, 2007:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at January 31,	Contractual	Exercise	January 31,	Average
Prices	2007	Life in Years	Price	2007	Exercise Price
$3.09-$3.72	54,750	5.87	$3.56	44,625	$3.52
$5.93-$5.93	260,252	5.54	$5.93	223,251	$5.93
$12.78-$12.78	40,000	9.82	$12.78	6,667	$12.78

$3.09-$12.78	355,002	6.70	$6.34	274,543	$5.70

Total estimated unrecognized compensation cost from unvested stock options as of January 31, 2007 was approximately $219,000, which is expected to be recognized over an average period of approximately 1.44 years.
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
The company recognizes all derivatives (consisting solely of cash flow hedges) on its balance sheet at fair value at the end of each period. Changes in the fair value of a cash flow hedge are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and then are transferred into the Consolidated Statement of Operations as the underlying hedged item affects earnings. Amounts reclassified into earnings related to natural gas hedges are included in oil and gas sales.

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
Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had hedging gains of $396,000 in first quarter of fiscal 2007, and hedging losses of $265,000 for the same period in 2006. Any hedge ineffectiveness, which was not material for any period is immediately recognized in gas sales.
Realized (February 2007) and unrealized (March 2007 through October 2007) gains on hedge contracts at January 31, 2007 totaled $526,000 and were included in “Accumulated Other Comprehensive Income”. These contracts covered 930 MMBtus at NYMEX basis prices ranging from $7.56 to $8.95.
Subsequent to January 31, 2007, the company entered into additional hedge contracts covering 1,070 MMBtus at NYMEX basis prices ranging from $7.76 to $9.47 and including production months from March 2007 through March 2008.
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
5. COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended
	January 31,
	2007	2006
Net income	$1,364,000	$1,695,000
Other comprehensive income:
Change in fair value of derivatives	(371,000)	425,000
Income tax expense	100,000	(119,000)

Total comprehensive income	$1.093,000	$2,001,000

6. EARNINGS PER SHARE
The company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2007			2006
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,364,000	9,261,000	$.15	$1,695,000	9,137,000	$.19

Effect of dilutive shares of common stock from stock options	—	126,000	(.00)	—	338,000	(.01)

Diluted earnings per share	$1,364,000	9,387,000	$.15	$1,695,000	9,475,000	$.18

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
The company has no material outstanding commitments at January 31, 2007.

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
LIQUIDITY AND CAPITAL RESOURCES
At January 31, 2007, working capital increased $1,487,000 or 19% to $9,451,000 compared to $7,964,000 at January 31, 2006. For the three months ended January 31, 2007, net cash provided by operating activities decreased $2,639,000 to $1,530,000 compared to net cash provided by operating activities of $4,169,000 for the same period in 2006. Net income decreased $331,000 primarily due to a decrease in revenues of $310,000, and an increase in depreciation, depletion and amortization (DD&A) of $220,000, net of a $65,000 decrease in DD&A due to an increase in estimated salvage values.
For the three months ended January 31, 2007 and 2006, net cash used in investing activities was $3,061,000 and $3,221,000, respectively. During the first quarter of fiscal 2007 and 2006 investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $3,005,000 and $3,539,000 respectively.
The average return on the company’s investments for the three months ended January 31, 2007 and 2006 was 4.5% and 3.2%, respectively. At January 31, 2007, approximately 57% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.
Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months. At January 31, 2007, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.
The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) decreased to $2,864,000 for the three months ended January 31, 2007 from $3,101,000 for the three months ended January 31, 2006. EBITDA is not a GAAP measure of operating performance. The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure. The company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation between EBITDA and net income is provided in the table below:

	Three Months Ended January,
	2007	2006
RECONCILIATION OF EBITDA:
Net Income	$1,364,000	$1,695,000
Add Back:
Interest Expense	6,000	9,000
Income Tax Expense	536,000	659,000
Depreciation, Depletion and Amortization Expense	958,000	738,000

EBITDA	$2,864,000	$3,101,000

OFF-BALANCE SHEET FINANCING
The company has no off-balance sheet financing arrangements at January 31, 2007.
PRODUCT PRICES AND PRODUCTION
Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict. Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated. Hedging transactions typically take the form of forward short positions, swaps and collars which are executed on the NYMEX futures market or by indexing to regional index prices associated with pipelines in proximity to the company’s production. A portion of the company’s current hedges are indexed to Panhandle Eastern Pipeline Company for Texas, Oklahoma (mainline) (“PEPL”) which serves the regions where the company produces the majority of its gas. Refer to Note 4 of the Consolidated Financial Statements for a complete discussion on the company’s hedging activities.
Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below. Price realizations include the sales price and hedging gains and losses.

	Three Months Ended January 31,
	2007			2006			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	528,000	$6.03	(1)	437,000	$8.19	(2)	+21%	-26%
Oil (bbls)	11,900	$52.06		9,500	$56.94		+25%	- 8%

(1)	Includes $0.75 Mcf hedging gain.

(2)	Includes $0.61 Mcf hedging loss.
OPERATIONS
During the first quarter of fiscal 2007, the company’s operations were focused on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.
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
Drilling Activities.
Northern Anadarko Basin—The company drills primarily on its significant inventory of acreage (approximately 68,000 gross acres) located along the northern portion of the Anadarko Basin where it has drilled approximately 77 wells. The wells target the Morrow, Oswego and Chester formations between 7,000 and 11,000 feet. The company expects to drill a substantial number of additional wells on this acreage.
During the first quarter of fiscal 2007, the company drilled the ninth well on its 5,760 Glacier Prospect located in Harper and Woodward Counties, Oklahoma. The Carmella State well is an east extension from the high rate Garnet State and Scarlet State wells that were completed last year. The well encountered excellent quality Morrow sands. Initial production rates are in excess of 2.0 million cubic feet of gas per day. The well has been on production for only a few days and is still being lined-out. Accordingly, all well data is very preliminary. The company owns a 72% working interest and is the operator.
The initial test well on the 2,500 gross acre Humphries Prospect located in the Texas Panhandle was drilled in the first quarter of 2007. The 11,200-foot well encountered excellent quality, over-pressured Upper Morrow sands. The well commenced production in February and is currently producing about 330 thousand cubic of gas per day. Initial pressure information indicates that the reservoir is limited in size at the location of the well. However, the well established the presence of high quality Morrow sand on the prospect. The company intends to acquire and reprocess 3-D seismic over the prospect to assess whether the well is separated from a larger reservoir by faulting. Additional acreage is also being acquired in the area and further drilling is expected on the prospect. The company owns a 25% working interest.
The company has completed interpretation of the recent 3-D seismic program over its 3,840 gross acre Buffalo Creek Prospect. To date, six producing wells have been drilled on the prospect. Based on the seismic interpretation, the company has initially identified another four to six drilling locations for the Morrow, Chester and Oswego sands. The company owns varying interest in different portions of the prospect that generally range from 30% to 45%. Additional drilling is expected in the second quarter of fiscal 2007.
An excellent well has been drilled on the 640 gross acre Loosen Prospect located in Canadian County, Oklahoma. The 11,500-foot Hazel well encountered excellent sands in the Redfork and Skinner formations, and is producing approximately 2.5 million cubic of gas per day. The company owns a small overriding royalty interest in the Hazel well but has the right to participate for a 12.5% interest in any offset well.

Drilling Program Expansion and Diversification—During the past two years, the company significantly expanded both the volume and breadth of its exploration program with new projects in South Texas and north-central Kansas. It is the company’s intention to diversify its exploration geographically, scientifically, and in terms of capital, risk and reserve potential. Compared to drilling in Oklahoma, the South Texas project involves significantly higher costs and greater risks but significantly higher per well reserve potential. The north central Kansas project is geared to oil exploration and has excellent potential to add significant reserves at moderate costs and risks. Both projects are in areas where 3-D seismic is a proven exploration tool and where continuing refinements are providing excellent exploration success. Equally as important, both exploration teams specialize in their respective geographic areas and have been highly successful finding new reserves using 3-D seismic.
South Texas—The company’s new exploration project in South Texas is 3-D seismic driven and focuses on the Vicksburg, Frio, Queen City and Wilcox sands in Hidalgo and Jim Hogg Counties ranging in depth from 7,500 to 17,000 feet. Both the cost and the potential of this project far exceed any of the company’s previous projects.
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
The exploration team has generated a significant number of high quality 3-D seismic drilling prospects, and will generate more prospects in the future. Seven prospects have been fully leased and two of those prospects have been drilled.
As previously reported, the company participated for its full 37.5% interest in the first project well which was drilled on the 1,700 gross acre Robertson Prospect in Hidalgo County. Production casing has been set on the 10,500-foot well, and Upper Frio sands have been tested at rates of approximately 1.0 MMcfe per day. However, pressure data indicates that the reservoir may be limited in size. An additional up-hole sand appears on logs to be productive and may be evaluated before a final commercial production decision is made. The well is currently being evaluated for pipeline connection.
A 6,850-foot well has recently been drilled on the 600 gross acre Vela Prospect located in Jim Hogg County, Texas. The well encountered Queen City sands that appear to be productive on electric logs and is currently awaiting completion for production. The company sold its interest in the prospect to third parties in return for cash and a carried interest in the drilling and completion of the well. The company will own an 18% working interest in production from the well before payout and a 9% interest after payout.
Fully leased prospects that are in the process of being sold to third parties include the 800 gross acre Esparza Prospect which targets Marks sands at approximately 12,500 feet, the 2,300 gross acre Sam Houston Prospect which targets Frio sands at approximately 10,500 feet, the 1,200 gross acre West Mestena Prospect which targets Queen City sands at approximately 10,500 feet, the 1,120 gross acre Millennium Prospect which targets Wilcox sands at approximately 15,000, and the 960 gross acre Gemini Prospect which targets Wilcox sands at approximately 17,000 feet. The company expects a number of these prospects to be drilled during 2007.
In response to drilling costs which have almost doubled since the project began, beginning with the Vela Prospect (discussed above), the company recently elected to reduce its exposure to drilling participation in the next four prospects by selling all, or a significant portion, of its 37.5% interest to industry drilling participants. The company expects to recover its investment in each prospect and retain a promoted interest in exploratory wells with the option to participate in development drilling. Because the project has significant potential to increase production and reserves, the company has reserved the option to participate for its full 37.5% interest in all other prospects. This strategy will reduce the company’s South Texas exploration risk and improve its staying power.

North-Central Kansas—The company’s new exploration project in Central Kansas includes interests in three different drilling projects encompassing about 30,000 gross acres located on the Central Kansas Uplift. The acreage is located in a prolific producing area of the Central Kansas Uplift where 3-D seismic has recently proven to be an effective exploration tool. The project provides diversification to the company’s drilling program, both geographically and scientifically, through the use of 3-D seismic. It also exclusively targets oil reserves which will help bring better product balance to the company’s reserve base.
The company owns interests in the projects ranging from 12.5% to 100%. Drilling targets the Lansing-Kansas City formation at 4,000 feet. Completed costs for individual wells are averaging approximately $300,000.
The largest of the three drilling projects is approximately 21,000 gross acres located in Graham and Sheridan Counties, Kansas. The company owns a 30% interest and committed to shoot seismic and participate in drilling five test wells. The commitment has been fully funded and all future project funding is at the company’s discretion. Approximately 28 square miles of 3-D seismic have been shot and evaluated, and six exploratory wells have been drilled, of which one well is an excellent producer and five wells are dry holes. The new producer is making 115 BO per day after four months of production. It is located on a prospect containing approximately 1,000 gross acres. Additional development drilling is scheduled for the prospect.
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
Several prospects are located in old fields currently owned by Redman, and several prospects are in various stages of leasing. The old fields currently owned by Redman contain very significant stranded gas reserves due to their large reservoir volume and high remaining pressure. The company believes that Calliope will recover billions of cubic feet of gas from these fields by pulling-down reservoir pressure to previously unachievable levels.
The first well to be proposed under the joint venture is an 11,500-foot well located in a field that has produced 110 billion cubic of gas from the Smackover formation. Drilling is expected to commence during the second quarter of fiscal 2007.
In addition to the Redman joint venture, the company is developing other Calliope drilling prospects. The Redman joint venture applies largely to South and East Texas. There are many other areas, including Oklahoma, Louisiana, Mississippi and North Texas, that are highly prospective for Calliope drilling.
The Calliope drilling project will be the company’s first opportunity to use Calliope to recover stranded reserves from an entire field. The company believes that drilling new wells for Calliope will provide a repeatable opportunity to lease large areas for systematic re-development. In addition, the company intends to install optimum casing and tubular sizes to substantially improve reserves and production compared to installing Calliope on existing wells where undersized tubulars often impede Calliope’s performance.
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
Results of Operations
Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006
For the three months ended January 31, 2007, total revenues decreased 7% to $4,055,000 compared to $4,365,000 during the same period last year. As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, decreased 26% to $6.03 per Mcf and oil price realizations decreased 8% to $52.06 per barrel. The net effect of these price changes was to decrease oil and gas sales by $989,000. For the three months ended January 31, 2007, the company’s gas equivalent production increased 21% resulting in an oil and gas sales increase of $678,000. Investment and other income was $247,000 for the first quarter of 2007 and $245,000 for 2006.
For the three months ended January 31, 2007, total costs and expenses rose 7% to $2,155,000 compared to $2,011,000 for the comparable period in 2006. Oil and gas production expenses decreased 9% due to a decrease in production taxes and lease operating expense. The decrease in production taxes is due to lower oil and gas revenue and hedging gains of $396,000 on which there is no production tax. Depreciation, depletion and amortization (DD&A) rose 30% primarily due to an increase in the amortizable full cost pool and increased production. A change in estimated salvage values resulted in a decrease in DD&A of approximately $65,000. General and administrative expenses increased 7%. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28.2% and 28% for the 2007 and 2006 periods, respectively.
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
REVENUE RECOGNITION . The company derives its revenue primarily from the sale of produced natural gas and crude oil. The company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as separate expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. The company makes estimates of the amount of production delivered to purchasers and the prices it will receive. The company uses its knowledge of its properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received.
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
ITEM 4. CONTROLS AND PROCEDURES
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007 to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Exhibits are as follow:
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDO Petroleum Corporation (Registrant)
By:	/s/ James T. Huffman
James T. Huffman
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David E. Dennis
David E. Dennis
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 12, 2007

Exhibit Index
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)