Form 10-Q
period 2007-04-30
CREDO PETROLEUM CORP
filed 2007-06-11
CIK 277924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding

June 11, 2007	Common stock, $.10 par value	9,262,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q For the Period Ended April 30, 2007

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	October 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,274,000	$4,577,000
Short-term investments	6,017,000	5,624,000
Receivables:
Accrued oil and gas sales	2,148,000	1,963,000
Trade	585,000	777,000
Derivative Assets	—	897,000
Other current assets	255,000	71,000

Total current assets	14,279,000	13,909,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	8,025,000	7,060,000
Evaluated oil and gas properties	46,856,000	43,588,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(20,401,000)	(18,556,000)

Net oil and gas properties, at cost, using full cost method	34,480,000	32,092,000

Exclusive license agreement, net of amortization of $466,000 in 2007 and $431,000 in 2006	233,000	268,000
Compressor and tubular inventory to be used in development	1,346,000	1,293,000
Other (net)	259,000	197,000

Total assets	$50,597,000	$47,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,059,000	$1,581,000
Revenue distribution payable	1,094,000	1,273,000
Other accrued liabilities	664,000	808,000
Income taxes payable	287,000	174,000

Total current liabilities	3,104,000	3,836,000

Long Term Liabilities:
Deferred income taxes, net	8,873,000	8,039,000
Exclusive license obligation, less current obligations of $70,000 in 2007 and 2006	163,000	163,000
Asset retirement obligation	984,000	954,000

Total liabilities	13,124,000	12,992,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2007 and in 2006	951,000	951,000
Capital in excess of par value	14,909,000	14,794,000
Treasury stock at cost, 248,000 shares in 2007 and 249,000 in 2006	—	—
Accumulated other comprehensive income (loss)	(105,000)	650,000
Retained earnings	21,718,000	18,372,000

Total stockholders’ equity	37,473,000	34,767,000

Total liabilities and stockholders’ equity	$50,597,000	$47,759,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

REVENUES:
Oil and gas sales	$8,493,000	$7,843,000	$4,685,000	$3,723,000
Investment income and other	453,000	443,000	206,000	198,000

	8,946,000	8,286,000	4,891,000	3,921,000

COSTS AND EXPENSES:
Oil and gas production	1,709,000	1,743,000	796,000	739,000
Depreciation, depletion and amortization	1,900,000	1,629,000	942,000	891,000
General and administrative	644,000	579,000	366,000	319,000
Interest	13,000	18,000	7,000	9,000

	4,266,000	3,969,000	2,111,000	1,958,000

INCOME BEFORE INCOME TAXES	4,680,000	4,317,000	2,780,000	1,963,000

INCOME TAXES	(1,334,000)	(1,230,000)	(798,000)	(571,000)

NET INCOME	$3,346,000	$3,087,000	$1,982,000	$1,392,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.36	$.34	$.21	$.15

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.36	$.33	$.21	$.15

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,261,000	9,171,000	9,261,000	9,207,000

Diluted	9,395,000	9,498,000	9,395,000	9,506,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Statement of Stockholders’ Equity and Accumulated Other Comprehensive Income
(Unaudited)
For the Six Months Ended April 30, 2007

				Accumulated
			Capital In	Other		Total
	Common Stock		Excess Of	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Income(Loss)	Earnings	Equity

Balance, October 31, 2006	9,510,000	$951,000	$14,794,000	$650,000	$18,372,000	$34,767,000
Comprehensive income:
Net income	—	—	—	—	3,346,000	3,346,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	(755,000)	—	(755,000)
Total comprehensive income	—	—	—	—	—	—
Exercise of common stock options	—	—	5,000	—	—	5,000
Compensation expense associated with unvested portion of previously granted stock options	—	—	110,000	—	—	110,000

Balance, April 30, 2007	9,510,000	$951,000	$14,909,000	$(105,000)	$21,718,000	$37,473,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,346,000	$3,087,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,900,000	1,629,000
Deferred income taxes	834,000	803,000
Compensation expense related to stock options granted	110,000	119,000
Other	30,000	—
Changes in operating assets and liabilities:
Proceeds from short-term investments	1,492,000	193,000
Purchase of short-term investments	(1,885,000)	(591,000)
Accrued oil and gas sales	(185,000)	(153,000)
Trade receivables	192,000	187,000
Other current assets	(43,000)	294,000
Accounts payable and accrued liabilities	(845,000)	(639,000)
Income taxes payable	113,000	28,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,059,000	4,957,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(4,404,000)	(5,536,000)
Proceeds from sale of oil and gas properties	171,000	174,000
Changes in other long-term assets	(134,000)	1,000

NET CASH USED IN INVESTING ACTIVITIES	(4,367,000)	(5,361,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,000	553,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	553,000

INCREASE IN CASH AND CASH EQUIVALENTS	697,000	149,000

CASH AND CASH EQUIVALENTS:
Beginning of period	4,577,000	1,935,000

End of period	$5,274,000	$2,084,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$90,000	$486,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Unaudited)
April 30, 2007
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
The company has changed its estimate with respect to estimated salvage value of lease and well equipment. This change in estimate resulted in a decrease in depreciation, depletion and amortization of approximately $65,000 and $130,000 for the three and six month periods ended April 30, 2007.
3. STOCK-BASED COMPENSATION
The company previously had one stock-based employee compensation plan, the CREDO Petroleum Corporation 1997 Stock Option Plan (the 1997 Plan) which is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended October 31, 2006. This Plan will expire on July 29, 2007. The CREDO Petroleum Corporation 2007 Stock Option Plan (the 2007 Plan), which is similar in all respects to the 1997 Plan, was approved by the shareholders at the Annual Meeting of Shareholders on March 22, 2007. No additional options will be granted under the 1997 Plan. However, all outstanding options granted under the 1997 Plan will continue to be governed by the rules of the 1997 Plan.
The company recognized compensation expense related to its stock option plan of $110,000 and $119,000 for the six months ended April 30, 2007 and 2006 respectively. For the three months ended April 30, 2007 and 2006, the company recognized compensation expense of $53,000 and $59,000, respectively.
No options were granted during fiscal year 2006 and the fair value of the 40,000 options granted during the six months ended April 30, 2007 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: volatility, 50.84%; expected option term, 2 to 3 years; risk-free interest rate, 4.58% and; expected dividend yield, 0%. If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) will also be included in compensation expense.

Plan activity for the six months ended April 30, 2007 is set forth below:

	Six Months Ended April 30, 2007
		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at October 31, 2006	315,002	$5.52
Granted	40,000	12.78
Exercised	(937)	5.93
Cancelled or forfeited	(564)	5.93

Outstanding at April 30, 2007	353,501	$6.34

Exercisable at April 30, 2007	273,606	$5.70

Weighted average contractual life at April 30, 2007		6.15	years

The following table summarizes information about stock options currently outstanding and exercisable at April 30, 2007:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at April 30,	Contractual	Exercise	April 30,	Average
Prices	2007	Life in Years	Price	2007	Exercise Price

$3.09-$3.72	54,750	5.62	$3.56	44,625	$3.52
$5.93	258,751	4.97	$5.93	222,314	$5.93
$12.78	40,000	9.60	$12.78	6,667	$12.78

$3.09-$12.78	353,501	6.15	$6.34	273,606	$5.70

Total estimated unrecognized compensation cost from unvested stock options as of April 30, 2007 was approximately $166,000, which is expected to be recognized over an average period of approximately 3.0 years.
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
Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced. The company had hedging gains of $986,000 in the six months ended April 30, 2007, and hedging losses of $190,000 for the same period in 2006. Hedging gains were $590,000 for the quarter ended April 30, 2007. There was no hedging activity in the same period in 2006. Any hedge ineffectiveness, which was not material for any period, is immediately recognized in gas sales.
Hedging positions for production months after second quarter end totaled 1.50 Bcf covering the production months of May 2007 through March 2008. These hedges are intended to cover between 75% and 88% of the company’s current production base without taking into consideration estimates of new production from future operations. The average monthly hedge price (NYMEX basis) ranges from $7.80 in the summer to $9.53 in the winter. Deferred hedging gains and losses at April 30, 2007 related to such hedging positions were a net loss of $146,000 ($105,000 net of income tax). These amounts have been included in Accumulated Other Comprehensive Income ($105,000) and Accrued Liabilities ($146,000).
Subsequent to April 30, 2007, the company entered into additional hedge contracts covering 60 MMBtus at NYMEX basis prices ranging from $9.57 to $9.92 for the production months of December 2007 through February 2008.
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
5. COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The components of comprehensive income for the three and six months ended April 30, 2007 and 2006 are as follows:

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net income	$3,346,000	$3,078,000	$1,982,000	$1,392,000
Other comprehensive income:
Change in fair value of derivatives	(1,043,000)	425,000	(672,000)	—
Income tax expense	288,000	(119,000)	188,000	—

Total comprehensive income	$2,591,000	$3,393,000	$1,498,000	$1,392,000

6. EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2007			2006
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$3,346,000	9,261,000	$.36	$3,087,000	9,171,000	$.34

Effect of dilutive shares of common stock from stock options	—	134,000	—	—	327,000	(.01)

Diluted earnings per share	$3,346,000	9,395,000	$.36	$3,087,000	9,498,000	$.33

	Three Months Ended April 30,
	2007			2006
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,982,000	9,261,000	$.21	$1,392,000	9,207,000	$.15

Effect of dilutive shares of common stock from stock options	—	134,000	—	—	299,000	—

Diluted earnings per share	$1,982,000	9,395,000	$.21	$1,392,000	9,506,000	$.15

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
The company has no material outstanding commitments at April 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report on Form 10-Q, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:
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
LIQUIDITY AND CAPITAL RESOURCES
At April 30, 2007, working capital increased $2,342,000 or 27% to $11,175,000 compared to $8,833,000 at April 30, 2006. For the six months ended April 30, 2007, net cash provided by operating activities increased $102,000 to $5,059,000 compared to net cash provided by operating activities of $4,957,000 for the same period in 2006. Net income increased $259,000 primarily due to an increase in revenues of $660,000, partially offset by an increase in depreciation, depletion and amortization (DD&A) of $271,000, net of a $130,000 decrease in DD&A due to an increase in estimated salvage values.
For the six months ended April 30, 2007 and 2006, net cash used in investing activities was $4,367,000 and $5,361,000, respectively. Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $4,404,000 and $5,536,000 respectively.
The average return on the company’s investments for the six months ended April 30, 2007 and 2006 was 7.3% and 6.5%, respectively. At April 30, 2007, approximately 45% of the investments were directly invested in mutual funds and were managed by professional money managers. Remaining investments are in managed partnerships (generally known as hedge funds) that use various strategies to minimize their correlation to stock market movements. Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management. In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.
Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months. At April 30, 2007, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4. Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.
The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased 11% to $6,594,000 for the six months ended April 30, 2007 from $5,964,000 for the six months ended April 30, 2006. EBITDA is not a GAAP measure of operating performance. The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure. The company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2007	2006
RECONCILIATION OF EBITDA:
Net Income	$3,346,000	$3,087,000
Add Back:
Interest Expense	14,000	18,000
Income Tax Expense	1,334,000	1,230,000
Depreciation, Depletion and Amortization Expense	1,900,000	1,629,000

EBITDA	$6,594,000	$5,964,000

OFF-BALANCE SHEET FINANCING
The company has no off-balance sheet financing arrangements at April 30, 2007.
PRODUCT PRICES AND PRODUCTION
Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict. Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated. Hedging transactions typically take the form of forward short positions, swaps and collars on the NYMEX futures market or by indexing to regional index prices associated with pipelines in proximity to the company’s production. A portion of the company’s current hedges are indexed to Panhandle Eastern Pipeline Company for Texas, Oklahoma (mainline) (“PEPL”) which serves the regions where the company produces the majority of its gas. Refer to Note 4 to the Consolidated Financial Statements for a complete discussion on the company’s hedging activities.

Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below. Price realizations include the sales price and the effect of hedging transactions.

	Six Months Ended April 30,
	2007			2006			% Change
Product	Volume	Price		Volume	Price		Volume		Price

Gas (Mcf)	1,024,000	$6.99	(1)	965,000	$6.91	(2)	+	6%	+	1%
Oil (bbls)	25,100	$53.73		19,800	$59.37		+	27%	-	9%

	Three Months Ended April 30,
	2007			2006		% Change
Product	Volume	Price		Volume	Price	Volume		Price

Gas (Mcf)	495,000	$7.99	(3)	528,000	$5.85	-	6%	+	37%
Oil (bbls)	13,200	$55.24		10,300	$61.63	+	28%	-	10%

(1)	Includes $0.96 Mcf hedging gain.

(2)	Includes $0.27 Mcf hedging loss.

(3)	Includes $1.19 Mcf hedging gain.
OPERATIONS
During the first half of fiscal 2007, the company’s operations continued to focus on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.
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
The company will continue to actively pursue adding reserves through its two core projects in fiscal 2007, and expects these activities to be a reliable source of reserve additions. However, the timing and extent of such activities can be dependent on many factors which are beyond the company’s control, including but not limited to, the availability, cost and quality of oil field services such as drilling rigs, production equipment and related services, and access to wells for application of the company’s patented gas recovery system on low pressure gas wells. The prevailing price of oil and natural gas has a significant effect on demand and, thus, the related cost of such services and wells.
The cost of field services, particularly the cost of drilling wells, has increased dramatically during the past several years, driven by higher energy prices. Concurrently, the quality of field services has diminished markedly due to manpower shortages. The combination of much higher field service costs and degradation in the quality of the services is having a materially negative impact on drilling economics. Accordingly, the company continues to high-grade its drilling prospects, and in some cases postpone less robust projects pending improvement in the field services sector. In the short term, this will reduce the number of drilling prospects which may, in turn, impede the growth of the company’s production and reserves
The company is currently experiencing delays in securing drilling rigs and delivery of production equipment, primarily compressors and coil tubing. These delays are extending the time it takes the company to conduct its field operations. As a result, the company could be at risk for price increases related to these types of services and equipment.

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
Drilling Activities.
Oklahoma and Texas Panhandle—The company drills primarily on its significant Northern Anadarko Basin acreage inventory (totaling over 75,000 gross acres) where it has drilled about 80 wells. Wells target the Morrow, Oswego and Chester formations between 7,000 and 11,000 feet. Four wells have been completed as producers in fiscal year 2007, one well was a dry hole, and four new wells are expected to be drilled on the acreage in the next 90 days.
The Carmella State #1-23, drilled in 2007, is the ninth well drilled on the 5,760 gross acre Glacier Prospect in Harper and Woodward Counties, Oklahoma. The 7,500-foot well tested the Morrow formation and encountered 16 feet of productive Morrow sand in two zones. Both zones were opened for production but were not fracture stimulated. The well is currently producing about 700 Mcfd (thousand cubic feet of gas per day). The lower zone contains excellent quality sand and is producing most of the gas. The upper zone will require a fracture stimulation at a later date. The company owns a 72% working interest and is the operator.
The Humphreys #1D well is the first well drilled on the Humphreys Prospect in the Texas Panhandle. The wildcat well encountered excellent quality Morrow sands at 11,200 feet, and initially tested at rates of about 3.0 MMcfd. However, a rapid decline in production indicates that the reservoir is limited in size at the well location. The well is currently making about 100 Mcfd (thousand cubic feet of gas per day). Three-dimensional seismic will be used to assess whether the well is separated from a larger reservoir by faulting. The company is encouraged by the presence of a Morrow channel system containing high quality sands, and has recently acquired additional acreage to expand the prospect from 2,500 to 3,780 gross acres. Three dimensional seismic (3-D) has been acquired and is being processed. Further drilling is expected. The company owns a 25% working interest.
An excellent well has been drilled on the 640 gross acre Loosen Prospect in Canadian County, Oklahoma. The 11,500-foot Hazel well encountered high quality sands in the Redfork and Skinner formations, and is producing approximately 2.0 MMcf and 72 barrels of oil per day. The company owns an overriding royalty interest in the Hazel well that is convertible to a 6.25% working interest at payout. An offset well is scheduled in which the company will own a 16% working interest.
A fifth well has been drilled on the company’s 1,260 gross acre Gage Prospect in Ellis County, Oklahoma. Four producers have previously been completed. The new 9,500-foot well encountered 26 feet of Morrow sands that appear on electric logs to be productive. The well is currently awaiting completion for pipeline production. The company owns a 31% working interest.
The company is currently drilling a seventh well on its 3,840 gross acre Buffalo Creek Prospect in Harper County, Oklahoma. The 6,900-foot well will test the Oswego and Chester formations. Six producing wells have previously been drilled on the prospect. A 3-D seismic survey was recently completed to better define faulting on the prospect. The 3-D survey has identified another four to six drilling locations. Other operators have recently scheduled two additional wells on the prospect which will commence shortly. CREDO owns varying interests in different portions of the prospect ranging from 30% to 45%.
In Carter County, Oklahoma, the company is continuing to develop its Southeast Hewitt Waterflood Unit. To date, the unit has produced 550,000 barrels of oil from the waterflood, and it continues to significantly outperform initial expectations. A 6,250-foot development well has been scheduled that is expected to significantly increase production over the current rate of 264 barrels of oil per day. CREDO owns a 17% interest.
A third well was drilled in May 2007 on the 1,260 gross acre Saddle Prospect in Harper County, Oklahoma. The 6,700-foot well tested the Morrow formation and resulted in a dry hole. The company owned a 61% working interest and is the operator.
South Texas—The company’s new exploration project in South Texas is 3-D seismic driven and focuses on the Vicksburg, Frio, Queen City and Wilcox sands in Hidalgo and Jim Hogg Counties ranging in depth from 7,500 to 17,000 feet. Both the cost and the potential of this project far exceed any of the company’s previous projects.
Two prospects have been drilled in the South Texas program and both resulted in producers. Drilling will commence shortly on a third prospect, and four prospects are currently being marketed to drilling participants.
A 10,500-foot wildcat well has been completed on the Robertson Prospect in Hidalgo County. The well encountered two Upper Frio sands that appear to be productive. The well is completed in the lower sand and has recently been placed on production at the rate of 450 Mcfd. The production rate is temporarily curtailed on a 4/64ths-choke pending resolution of pipeline issues. Pressure data indicates that the reservoir may be limited in size. The remaining up-hole sand will be evaluated at a later date. The company owns a 37.5% working interest.
In Jim Hogg County, a 7,200-foot wildcat well targeting the Queen City sand has recently been completed on the Vela Prospect. Although the Queen City formation was not productive, the well encountered productive gas sands at about 2,650 feet which tested at the rate of about 220 Mcfd. In addition to cash consideration, the company retained a carried interest in the drilling and completion of the well and owns a 15% working interest before payout and 7.5% after payout. The company has preserved its right to participate in additional drilling on the prospect based on the retained interest.
Drilling is expected to commence shortly on the West Mestena Prospect in Jim Hogg County. The wildcat well will target Queen City sands at about 8,500 feet. Due to the high cost and to reduce risks associated with the wildcat test well, the company farmed-out its interest in the initial test well in return for a carried interest to casing point and cash consideration. The company will own 9.375% of the initial test well after casing point and 9.375% of all additional wells, if any, drilled on the prospect.
Four prospects are in the process of being marketed to drilling participants, one of which is a wildcat prospect in Hidalgo County that will test Upper Frio sands at 12,500 feet. A nearby development prospect will also test Upper Frio sands at 10,500 feet. Two wildcat prospects in Jim Hogg County will test Wilcox sands at 15,000 and 17,000 feet, respectively. The company is marketing its interest in the prospects for cash consideration and a carried interest on the initial test well to be drilled on each prospect. The company will preserve its option to participate in future drilling for a portion of its interest.
The South Texas drilling program has potential that could substantially increase the company’s reserves and production. The deep Wilcox prospects are in an area where fields have made several hundred billion cubic feet of gas. The company will reduce its risk in these expensive ($10,000,000) wells by retaining a 9% to 18% carried interest in the test wells. The company will also preserve its option to participate in future drilling if the wildcat wells are successful.
North-Central Kansas—The company owns interests ranging from 12.5% to 100% in three different drilling projects encompassing about 30,000 gross acres on the Central Kansas uplift. The acreage is located in a prolific oil producing area where 3-D seismic has recently proven to be an effective exploration tool. Drilling targets the Lansing-Kansas City formation at 3,500 to 4,000 feet. Well costs are moderate at about $300,000.

To date, six wells have been drilled on the largest of the three projects comprising 21,000 gross acres located in Graham and Sheridan Counties, Kansas. One well is a producer and five are dry holes. The new producer is an outstanding well, still making 105 barrels of oil per day after six months on production. At least two development wells are expected to be drilled offsetting the new discovery. CREDO owns a 30% working interest.
Seismic data is currently being reprocessed and re-evaluated to incorporate information obtained from drilling the initial wells. The company believes drilling results will improve as it gains additional experience in the area. The two other projects are being readied for evaluation using 3-D seismic. If seismic results are favorable, initial drilling should commence later this year.
Three dimensional seismic (3-D) has recently been completed on the second of the three projects and exploratory drilling has been identified on two separate prospects. Drilling is expected to commence in the third quarter.
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
Calliope Drilling Project—During 2006, the company entered into a 50/50 joint venture with Redman Energy Holdings II, L.P. to drill wells for the purpose of using its patented Calliope Gas Recovery System to recover stranded gas reserves. The agreement committed Redman and CREDO, exclusively, to an extensive project area that covered much of South and East Texas. Effective May 1, 2007, the company terminated the Redman agreement.
The terms of the agreement provided that either party could terminate the agreement at the end of the first year if a minimum of three wells had not been drilled by that date. As of the first anniversary of the agreement on May 1, 2007, no wells had been drilled. There are no cancellation penalties.
Concurrently, CREDO entered into a joint venture with a private company based in Texas. This joint venture will install Calliope on a recently drilled well that has not produced due to low formation pressure. The well is located in a prolific, old natural gas field. Calliope will be installed on the 11,000-foot well to establish commercial production. CREDO owns 60% of the joint venture.
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
Calliope operations have been expanded into Texas and Louisiana with two installations in southwest Texas and one in Louisiana. The company considers Texas and Louisiana to be very fertile areas for Calliope and has retained personnel and opened a Houston office to focus exclusively on Calliope.
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
Joint Ventures With Third Parties—In an effort to increase the number of Calliope installations, the company is seeking joint ventures with larger companies. Presentations have been made to a select group of companies, including majors and large independents. All of the companies have expressed a keen interest in Calliope. The company has recently entered into a joint venture agreement with an independent oil and gas operator covering a pilot Calliope installation. The two companies are in the process of selecting a pilot location. Joint venture discussions are continuing with a number of the companies, including evaluation of candidate wells.
The joint venture negotiation process has taken longer than expected because there are many decision points within large companies that cause delays. Nevertheless, the company continues to dedicate resources and make efforts as it believes that the company will eventually be successful in the joint venture area.
Results of Operations
Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006
For the six months ended April 30, 2007, total revenues increased 8% to $8,946,000 compared to $8,286,000 last year. As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 1% to $6.99 per Mcf and oil price realizations fell 9% to $53.73 per barrel. The net effect of these price changes was to decrease oil and gas sales by $47,000. For the six months ended April 30, 2007, the company’s gas equivalent production increased 8% resulting in an oil and gas sales increase of $697,000. Investment income and other increased $10,000 primarily due to the performance of the company’s investments.
For the six months ended April 30, 2007, total costs and expenses rose 7% to $4,266,000 compared to $3,969,000 for the comparable period in 2006. Depreciation, depletion and amortization (DD&A) rose 17% primarily due to increased production and an increase in the amortizable full cost pool. A change in estimated salvage values resulted in a decrease in DD&A of approximately $130,000. General and administrative expenses increased 11% primarily due to increased accounting and professional fees. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28.5% for the 2007 and 2006 periods, respectively.

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006
For the three months ended April 30, 2007, total revenues increased 25% to $4,891,000 compared to $3,921,000 during the same period last year. As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 37% to $7.99 per Mcf and oil price realizations fell 10% to $55.24 per barrel. The net effect of these price changes was to increase oil and gas sales by $1,062,000. For the three months ended April 30, 2007, the company’s gas equivalent production fell 3% resulting in an oil and gas sales decrease of $100,000. Investment and other income was $206,000 for the first quarter of 2007 and $198,000 for 2006.
For the three months ended April 30, 2007, total costs and expenses rose 8% to $2,111,000 compared to $1,958,000 for the comparable period in 2006. Oil and gas production expenses increased 8% due to an increase in production taxes and lease operating expense. The increase in production taxes is due to increased oil and gas revenue, net of hedging gains of $590,000 on which there is no production tax. Depreciation, depletion and amortization (DD&A) rose 6% primarily due to an increase in the amortizable full cost pool. A change in estimated salvage values resulted in a decrease in DD&A of approximately $65,000. General and administrative expenses increased 15% primarily due to increased accounting and professional fees. Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 28.7% and 29.1% for the 2007 and 2006 periods, respectively.
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
REVENUE RECOGNITION. The company derives its revenue primarily from the sale of produced natural gas and crude oil. The company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as oil and gas production expenses. Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands. The company makes estimates of the amount of production delivered to purchasers and the prices it will receive. The company uses its knowledge of its properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices, and other factors as the basis for these estimates. Variances between estimates and the actual amounts received are recorded when payment is received.
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
There has been no change in the company’s internal control over financial reporting that occurred during the six months ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
The company’s annual meeting of stockholders was held on March 22, 2007, for the purpose of electing two Class I directors, ratifying the appointment of Hein & Associates LLP as the company’s independent registered public accounting firm, and to approve the CREDO Petroleum Corporation 2007 Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Each of management’s nominees for Class I directors, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	For	Withheld
Oakley Hall	8,053,466	203,637
William F. Skewes	8,052,189	204,914
Continuing Directors:
After the company’s annual meeting on March 23, 2006, the following director continues to serve his three year term as Class III director, which term will expire at the company’s 2008 annual meeting:
Richard B. Stevens

After the company’s annual meeting on March 23, 2006, the following directors continue to serve their three year terms as Class II directors, which terms will expire at the company’s 2009 annual meeting:
James T. Huffman
Clarence H. Brown
The results of the other matters voted upon at the company’ annual meeting are as follows:
The appointment of Hein & Associates LLP as the company’s independent registered public accounting firm:

For	Against	Abstain
8,189,753	51,400	15,950
The approval of the CREDO Petroleum Corporation 2007 Stock Option Plan.

For	Against	Abstain
4,061,845	823,913	39,842
The matters mentioned above are described in detail in the company’s definitive proxy statement dated February 20, 2007 for the annual meeting of shareholders held on March 22, 2007.

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

Date: June 11, 2007

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)