Form 10-Q
period 2007-07-31
CREDO PETROLEUM CORP
filed 2007-09-10
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
Sept. 10, 2007	Common stock, $.10 par value	9,329,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended July 31, 2007

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31,	October 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,702,000	$4,577,000
Short-term investments	6,301,000	5,624,000
Receivables:
Accrued oil and gas sales	1,783,000	1,963,000
Trade	406,000	777,000
Derivative Assets	1,320,000	897,000
Other current assets	229,000	71,000
Total current assets	16,741,000	13,909,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,071,000	7,060,000
Evaluated oil and gas properties	48,200,000	43,588,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(21,417,000)	(18,556,000)
Net oil and gas properties, at cost, using full cost method	35,854,000	32,092,000

Exclusive license agreement, net of amortization of $466,000 in 2007 and $431,000 in 2006	216,000	268,000

Compressor and tubular inventory to be used in development	1,137,000	1,293,000

Other (net)	282,000	197,000

Total assets	$54,230,000	$47,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,245,000	$1,581,000
Revenue distribution payable	1,180,000	1,273,000
Other accrued liabilities	406,000	808,000
Income taxes payable	400,000	174,000
Total current liabilities	3,231,000	3,836,000

Long Term Liabilities:
Deferred income taxes, net	9,605,000	8,039,000
Exclusive license obligation, less current obligations of $70,000 in 2007 and 2006	163,000	163,000
Asset retirement obligation	1,016,000	954,000
Total liabilities	14,015,000	12,992,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2007 and in 2006	951,000	951,000
Capital in excess of par value	15,204,000	14,794,000
Treasury stock at cost, 181,000 shares in 2007 and 249,000 in 2006	—	—
Accumulated other comprehensive income	951,000	650,000
Retained earnings	23,109,000	18,372,000
Total stockholders’ equity	40,215,000	34,767,000

Total liabilities and stockholders’ equity	$54,230,000	$47,759,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

REVENUES:
Oil and gas sales	$12,308,000	$11,809,000	$3,814,000	$3,966,000
Investment income and other	685,000	446,000	233,000	3,000
	12,993,000	12,255,000	4,047,000	3,969,000

COSTS AND EXPENSES:
Oil and gas production	2,546,000	2,604,000	837,000	861,000
Depreciation, depletion and amortization	2,782,000	2,568,000	883,000	939,000
General and administrative	1,020,000	940,000	376,000	361,000
Interest	20,000	27,000	6,000	9,000
	6,368,000	6,139,000	2,102,000	2,170,000

INCOME BEFORE INCOME TAXES	6,625,000	6,116,000	1,945,000	1,799,000

INCOME TAXES	(1,888,000)	(1,743,000)	(554,000)	(513,000)

NET INCOME	$4,737,000	$4,373,000	$1,391,000	$1,286,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.51	$.48	$.15	$.14

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.50	$.46	$.15	$.14

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,268,000	9,191,000	9,282,000	9,231,000

Diluted	9,402,000	9,512,000	9,406,000	9,498,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

For the Nine Months Ended July 31, 2007

				Accumulated
			Capital In	Other		Total
	Common Stock		Excess Of	Comprehensive	Retained	Stockholders’
	Shares	Amount	Par Value	Income	Earnings	Equity

Balance, October 31, 2006	9,510,000	$951,000	$14,794,000	$650,000	$18,372,000	$34,767,000
Comprehensive income:
Net income	—	—	—	—	4,737,000	4,737,000
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	301,000	—	301,000
Exercise of common stock options	—	—	272,000	—	—	272,000
Compensation expense associated with unvested portion of previously granted stock options	—	—	138,000	—	—	138,000

Balance, July 31, 2007	9,510,000	$951,000	$15,204,000	$951,000	$23,109,000	$40,215,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,737,000	$4,373,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,782,000	2,568,000
Deferred income taxes	1,566,000	1,409,000
Compensation expense related to stock options granted	138,000	165,000
Other	63,000	(98,000)
Changes in operating assets and liabilities:
Proceeds from short-term investments	1,492,000	193,000
Purchase of short-term investments	(2,169,000)	(556,000)
Accrued oil and gas sales	180,000	658,000
Trade receivables	371,000	(123,000)
Other current assets	(281,000)	336,000
Accounts payable and accrued liabilities	(831,000)	623,000
Income taxes payable	226,000	(199,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,274,000	9,349,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(6,794,000)	(9,054,000)
Proceeds from sale of oil and gas properties	171,000	824,000
Changes in other long-term assets	202,000	(26,000)

NET CASH USED IN INVESTING ACTIVITIES	(6,421,000)	(8,256,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options (67,000 options in 2007 and 130,000 options in 2006)	272,000	756,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	272,000	756,000

INCREASE IN CASH AND CASH EQUIVALENTS	2,125,000	1,849,000

CASH AND CASH EQUIVALENTS:
Beginning of period	4,577,000	1,935,000

End of period	$6,702,000	$3,784,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$207,000	$615,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

July 31, 2007

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

The company has changed its estimate with respect to estimated salvage value of lease and well equipment. This change in estimate resulted in a decrease in depreciation, depletion and amortization of approximately $65,000 and $195,000 for the three and nine month periods ended July 31, 2007.

3.             STOCK-BASED COMPENSATION

The company previously had one stock-based employee compensation plan, the CREDO Petroleum Corporation 1997 Stock Option Plan (the 1997 Plan) which is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended October 31, 2006. This Plan expired on July 29, 2007.  The CREDO Petroleum Corporation 2007 Stock Option Plan (the 2007 Plan), which is similar in all respects to the 1997 Plan, was approved by the shareholders at the Annual Meeting of Shareholders on March 22, 2007.  No additional options can be granted under the 1997 Plan.  However, all outstanding options granted under the 1997 Plan will continue to be governed by the rules of the 1997 Plan.

The company recognized compensation expense related to its stock option plan of $138,000 and $165,000 for the nine months ended July 31, 2007 and 2006 respectively.  For the three months ended July 31, 2007 and 2006, the company recognized compensation expense of $28,000 and $46,000, respectively.

No options were granted during fiscal year 2006 and the fair value of the 40,000 options granted during the nine months ended July 31, 2007 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:  volatility, 50.84%; expected option term, 2 to 3 years; risk-free interest rate, 4.58% and; expected dividend yield, 0%.  If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) will also be included in compensation expense.

Plan activity for the nine months ended July 31, 2007 is set forth below:

	Nine Months Ended July 31,2007
	Number of Options	Weighted Average Exercise Price
Outstanding at October 31, 2006	315,002	$5.52
Granted	40,000	12.78
Exercised	(67,937)	4.02
Cancelled or forfeited	(564)	5.93
Outstanding at July 31, 2007	286,501	$6.89

Exercisable at July 31, 2007	253,168	$6.11

Weighted average contractual life at July 31, 2007		6.36	years

Weighted average market price at date of exercise for options exercised		$13.47

The following table summarizes information about stock options currently outstanding and exercisable at July 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at July 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at July 31, 2007	Weighted Average Exercise Price

$ 5.93	246,501	5.87	$5.93	246,501	$5.93
$12.78	40,000	9.35	$12.78	6,667	$12.78

$ 5.93 -$12.78	286,501	6.36	$6.89	253,168	$6.11

Total estimated unrecognized compensation cost from unvested stock options as of July 31, 2007 was approximately $138,000, which is expected to be recognized over an average period of approximately 2.0 years.

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

Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced.  The company had hedging gains of $1,187,000 in the nine months ended July 31, 2007, and hedging losses of $266,000 for the same period in 2006.  Hedging gains were $201,000 for the quarter ended July 31, 2007.  There was no hedging activity in the same period in 2006.  Any hedge ineffectiveness, which was not material for any period, is immediately recognized in gas sales.

Current hedging positions, indexed to NYMEX, for production months after third quarter end totaled 1.13 Bcf covering the production months of August 2007 through March 2008.  These hedges are intended to cover between 65% and 80% of the company’s current production base without taking into consideration estimates of new production from future operations.  The average monthly hedge price (NYMEX basis) ranges from $7.90 in the fall to $9.53 in the winter.  Deferred hedging gains at July 31, 2007 related to such hedging positions were $1,320,000 ($951,000 net of income tax).  These amounts have been included in Accumulated Other Comprehensive Income of $951,000 and Derivative Assets of $1,320,000.

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

5.             COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The components of comprehensive income for the three and nine months ended July 31, 2007 and 2006 are as follows:

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net income	$4,737,000	$4,373,000	$1,391,000	$1,286,000
Other comprehensive income:
Change in fair value of derivatives	423,000	425,000	1,466,000	—
Income tax expense	(122,000)	(119,000)	(410,000)	—
Total comprehensive income	$5,038,000	$4,679,000	$2,447,000	$1,286,000

6.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Nine Months Ended July 31,
	2007			2006
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$4,737,000	9,268,000	$.51	$4,373,000	9,191,000	$.48

Effect of dilutive shares of common stock from stock options	—	134,000	(.01)	—	321,000	(.02)

Diluted earnings per share	$4,737,000	9,402,000	$.50	$4,373,000	9,512,000	$.46

	Three Months Ended July 31,
	2007			2006
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,391,000	9,282,000	$.15	$1,286,000	9,231,000	$.14

Effect of dilutive shares of common stock from stock options	—	124,000	—	—	267,000	—

Diluted earnings per share	$1,391,000	9,406,000	$.15	$1,286,000	9,498,000	$.14

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

The company has no material outstanding commitments at July 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007, working capital increased $4,590,000, or 51% to $13,510,000 compared to $8,920,000 at July 31, 2006.  For the nine months ended July 31, 2007, net cash provided by operating activities decreased $1,075,000 to $8,274,000 compared to net cash provided by operating activities of $9,349,000 for the same period in 2006.  Net income increased $364,000 primarily due to an increase in revenues of $738,000, partially offset by an increase in depreciation, depletion and amortization (DD&A) of $214,000.

For the nine months ended July 31, 2007 and 2006, net cash used in investing activities was $6,421,000 and $8,256,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $6,794,000 and $9,054,000 respectively.

The average return on the company’s investments for the nine months ended July 31, 2007 and 2006 was 9.2% and 6.0%, respectively.  At July 31, 2007, approximately 46% of the investments were directly invested in mutual funds and were managed by professional money managers.  Remaining investments are in managed partnerships (generally known as hedge funds) that use various strategies to minimize their correlation to stock market movements.  Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management.  In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At July 31, 2007, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased to $9,427,000 for the nine months ended July 31, 2007 from $8,711,000 for the nine months ended July 31, 2006.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	Nine Months Ended July 31,
	2007	2006
RECONCILIATION OF EBITDA:
Net Income	$4,737,000	$4,373,000
Add Back:
Interest Expense	20,000	27,000
Income Tax Expense	1,888,000	1,743,000
Depreciation, Depletion and Amortization Expense	2,782,000	2,568,000
EBITDA	$9,427,000	$8,711,000

OFF-BALANCE SHEET FINANCING

The company has no significant off-balance sheet financing arrangements at July 31, 2007.

PRODUCT PRICES AND PRODUCTION

Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict.  Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  Hedging transactions typically take the form of forward short positions, swaps and collars which are executed on the NYMEX futures market or by indexing to regional index prices associated with pipelines in proximity to the company’s production.  The company’s current hedges are indexed to NYMEX.  Refer to Note 4 of the Consolidated Financial Statements for a complete discussion on the company’s hedging activities.

Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below.  Price realizations include the sales price and the effect of hedging transactions.

	Nine Months Ended July 31,
	2007			2006			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	1,517,000	$6.72	(1)	1,528,000	$6.46	(2)	- 1%	+ 4%
Oil (bbls)	37,200	$56.52		31,400	$61.74		+ 19%	- 8%

	Three Months Ended July 31,
	2007			2006		% Change
Product	Volume	Price		Volume	Price	Volume	Price

Gas (Mcf)	494,000	$6.21	(3)	563,000	$5.70	- 12%	+ 9%
Oil (bbls)	12,100	$62.36		11,600	$65.80	+ 4%	- 5%

(1) Includes $0.77 per Mcf hedging gain.

(2) Includes $0.18 per Mcf hedging loss.

(3) Includes $0.41 per Mcf hedging gain.

OPERATIONS

During the first nine months of fiscal 2007, the company’s operations continued to focus on its two core projects – natural gas drilling and application of its patented Calliope Gas Recovery System.

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

In Canadian County, Oklahoma, the 11,500-foot Chappell #1-14 well is the fourth well drilled on the 640 gross acre Loosen Prospect.  The well encountered pay zones in five separate formations.  Electric logs and drilling data indicate that the well contains 119 feet of productive interval, including the Redfork and Skinner sands and the Oswego limestone.  The Chappell well is a north offset to the recently drilled Hazel well which was completed producing 2.0 MMcf (million cubic feet of gas) and 72 barrels of oil per day.  Drilling data and electric logs indicate that the Chappell well contains more pay zones and more total productive interval than the Hazel well.  The well is currently awaiting completion for pipeline sales.  CREDO owns a 16.5% working interest.  Additional drilling is expected to further develop this multiple pay prospect.

In Harper County, Oklahoma, a 3-D seismic survey was recently completed over the company’s 3,840 gross acre Buffalo Creek Prospect.  Six producing wells have previously been completed on the prospect.  Initially, four to six new locations have been identified, based on the seismic survey.  Two locations have been drilled and one is currently being readied for drilling.  Additional locations are expected to be identified as drilling progresses.

The first well drilled based on the new 3-D survey encountered 13 feet of productive sand in the Oswego formation with porosity averaging 22%.  The 6,500-foot Lauer #2-21 flowed oil from a natural completion. On pump, the well is currently producing at rates of approximately 60 barrels of oil and 80 Mcfg (thousand cubic feet of gas) per day.  An offset well is scheduled to be drilled this Fall.  CREDO owns a 30% working interest and is the operator.

The Owens A-3, the second well, was recently drilled and encountered 26 feet of Morrow and Chester sand which electric logs indicate are productive.  The well is currently being completed for production.  CREDO owns a 30% working interest in the well.

Elsewhere on the Buffalo Creek Prospect, two wells are being readied for drilling based on the 3-D seismic survey.  Both wells target the Oswego, Morrow and Chester formations.  CREDO will own a 31% working interest in one of the wells and a 45% working interest in the other well.

In Ellis County, Oklahoma, the fifth producing well has been drilled on the 1,280 gross acre Gage Prospect.  The 9,500-foot Gottshall #1-32 well encountered 31 feet of productive Morrow sands, and has been completed flowing about 800 Mcfd.  CREDO owns a 31% working interest in the well.

In Carter County, Oklahoma, the Southeast Hewitt Waterflood Unit has produced over 550,000 incremental barrels of oil and has significantly outperformed initial expectations.  As a result of development drilling, production from the unit has recently increased about 40% to 265 barrels of oil per day.  CREDO owns a 17% working interest.

As previously reported, the Humphreys #1D was the first well drilled on the Humphreys Prospect in the Texas Panhandle.  The wildcat well encountered excellent quality Morrow sands at 11,200 feet, and initially tested at rates of about 3.0 MMcfd.  However, a rapid decline in production indicates that the reservoir is limited in size at the well location.  The well is currently producing at a stabilized rate of 150 Mcf per day.  The company has recently acquired seismic and additional acreage to expand the prospect from 2,500 to 3,780 gross acres.  Based on a preliminary interpretation of 3-D seismic, additional drilling is expected to commence this fall.  CREDO owns a 25% working interest.

The third well drilled on the company’s 1,280 gross acre Saddle Prospect located in Harper County, Oklahoma was a dry hole.  The 6,900-foot well encountered thin and tight sands in the Morrow formation. Also in Harper County, the wildcat well on the 1,920 gross acre Randall Prospect encountered thin and tight Morrow sands and was a dry hole.

South Texas—As previously reported, the first two South Texas prospects have been drilled and both wells are producers.  Drilling is expected to commence shortly on a third prospect, and five prospects are currently being marketed to drilling participants.

In Jim Hogg County, a wildcat well is scheduled to commence shortly to test the company’s 1,160 gross acre West Mestena Prospect.  The 10,500-foot well targets Queen City sands which produce prolifically in nearby fields.  To reduce its risk, the company sold a portion of its interest to a drilling participant for cash consideration and a “carried interest” in the first well.  The company will own a 9.375% working interest in the wildcat well and in all future drilling on the prospect.  If the wildcat well is successful, there are up to eight additional drilling locations.

Five South Texas prospects are currently being marketed to drilling participants.  Two of the prospects are located in Hidalgo County and target Upper Frio sands between 8,000 and 12,500 feet.  In Jim Hogg County, three wildcat prospects will test Wilcox sands at 15,000 to 17,000 feet.  The company will sell a portion of its interest in these prospects for cash consideration and a “carried interest” on the initial test well to be drilled on each prospect.  The company will preserve its option to participate in all wells for a portion of its interest which is expected to range from 9% to 18%.

North-Central Kansas—CREDO has assembled three separate oil drilling projects located along the Central Kansas Uplift in Kansas.  The three projects encompass about 30,000 gross acres in which the company owns interests ranging from 12.5% to 90%.  The acreage is located in prolific oil producing areas where 3-D seismic has recently proven to be an effective exploration tool.  Drilling targets the Lansing-Kansas City and Arbuckle formations at 3,500 to 4,000 feet.  Well costs are moderate at about $300,000.  Four wells are scheduled to be drilled during the next 90 days.

Two wells have recently been drilled on the company’s 4,000 gross acre Lucerne Prospect.  The Slipke #1-23 is a step-out from the recently drilled Ficken #1 well, which is an excellent oil well having produced 25,000 barrels in nine months.  The Ficken well is currently producing about 100 barrels of oil per day and no water.  The Slipke well encountered four feet of Lansing-Kansas City that electric logs indicate is productive.  The well has swab tested at 10 barrels of oil per hour and a pumping unit is currently being installed.  The second well, Brandt #1-22, encountered wet Lansing-Kansas City sands resulting in a dry hole.  Additional drilling will commence shortly on two prospects.  CREDO owns a 30% working interest in the prospects.

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

Purchasing Calliope Candidate Wells—Calliope systems are currently installed on 18 wells owned and operated by the company.  The wells are located in Oklahoma, Texas and Louisiana, and range in depth from 6,500 to 18,400 feet.  They represent the most rigorous applications for Calliope because the wells were either totally dead or uneconomic at the time Calliope was installed.  In addition, prior to the time Calliope was installed, many of the reservoirs were damaged by the “parting shots” of previous operators.  Initial Calliope production rates range up to 650 Mcfd (thousand cubic feet of gas per day) and average per well Calliope reserves for non-prototype wells are estimated to be 1.10 Bcf.  One of the company’s early Calliope installations, the J.C. Carroll well, has now produced over a billion cubic feet of gas since the Calliope installation.

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

In June 2007, CREDO entered into a joint venture to purchase the 11,000-foot Simpson well, located in a prolific producing area of Texas.  The previous operator drilled the well and encountered low reservoir pressure.  After unsuccessful attempts to make the well produce, the operator sold the well to the CREDO joint venture for $65,000 (salvage value).  Calliope was installed and immediately brought the well to life, producing at the rate of 250 Mcf (thousand cubic of gas) per day.

Also, in July, a joint venture was entered into to purchase an 11,500-foot well located in Hemphill County, Texas.  Calliope is expected to be installed this fall.  CREDO owns a 70% interest in the venture.

Results of Operations

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

For the nine months ended July 31, 2007, total revenues increased 6% to $12,993,000 compared to $12,255,000 last year.  As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 4% to $6.72 per Mcf and oil price realizations fell 8% to $56.52 per barrel.  The net effect of these price changes was to increase oil and gas sales by $234,000.  For the nine months ended July 31, 2007, the company’s gas equivalent production increased 1%.  The effect of the volume change was to increase oil and gas sales by $265,000.  Investment income and other increased $239,000 primarily due to improved performance of the company’s investments.

For the nine months ended July 31, 2007, total costs and expenses rose 4% to $6,368,000 compared to $6,139,000 for the comparable period in 2006.  Oil and gas production expenses fell 2% due primarily to a decrease in production taxes.  Depreciation, depletion and amortization (“DD&A”) increased primarily due to an increase in the amortizable cost base.  General and administrative expenses increased 9% primarily due to accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 28.5% for the 2007 and 2006 periods.  This differs from an expected rate of 34% due to the availability of statutory depletion deduction.

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

For the three months ended July 31, 2007, total revenues increased 2% to $4,047,000 compared to $3,969,000 during the same period last year.  As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 9% to $6.21 per Mcf and oil price realizations declined 5% to $62.36 per barrel.  The net effect of these price changes was to increase oil and gas sales by $222,000.  For the three months ended July 31, 2007, the company’s gas equivalent production fell 11% resulting in an oil and gas sales decrease of $374,000.  Investment and other income increased $230,000 primarily due to performance of the company’s investments, compared to last year.

For the three months ended July 31, 2007, total costs and expenses fell 3% to $2,102,000 compared to $2,170,000 for the comparable period in 2006.  Oil and gas production expenses fell due primarily to a decrease in production taxes.  DD&A declined primarily due to lower production partially offset by an increase in the amortizable cost base.  General and administrative expenses increased primarily due to accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 28.5% for both periods.

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

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, the company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of October 31, 2006 to provide reasonable assurance that information required to be disclosed in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the company’s internal control over financial reporting that occurred during the nine months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Date: September 10, 2007