Form 10-Q
period 2008-01-31
CREDO PETROLEUM CORP
filed 2008-03-11
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
Mar.10, 2008	Common stock, $.10 par value	9,295,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

00

Quarterly Report on Form 10-Q For the Period Ended January 31, 2008

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	January 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,708,000	$7,285,000
Short-term investments	6,305,000	6,383,000
Receivables:
Accrued oil and gas sales	2,219,000	1,647,000
Trade	694,000	602,000
Derivative Assets	127,000	443,000
Other current assets	145,000	55,000
Total current assets	15,198,000	16,415,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,593,000	7,791,000
Evaluated oil and gas properties	52,732,000	51,691,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(22,934,000)	(22,108,000)
Net oil and gas properties, at cost, using full cost method	39,391,000	37,374,000

Exclusive license agreement, net of amortization of $519,000 in 2008 and $466,000 in 2007	181,000	198,000
Compressor and tubular inventory to be used in development	1,066,000	1,090,000
Other, net	290,000	272,000
Total assets	$56,126,000	$55,349,000

LIABILITIES AND STOCKHOLDERS‘ EQUITY

Current Liabilities:
Accounts payable	$870,000	$1,639,000
Revenue distribution payable	1,005,000	979,000
Other accrued liabilities	194,000	852,000
Income taxes payable	486,000	434,000
Total current liabilities	2,555,000	3,904,000

Long Term Liabilities:
Deferred income taxes, net	9,718,000	9,204,000
Exclusive license obligation, less current obligations of $77,000 in 2008 and $70,000 in 2007	85,000	85,000
Asset retirement obligation	1,040,000	1,016,000
Total liabilities	13,398,000	14,209,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2008 and in 2007	951,000	951,000
Capital in excess of par value	15,928,000	15,913,000
Treasury stock at cost, 215,000 shares in 2008 and 2007	(506,000)	(506,000)
Accumulated other comprehensive income	91,000	319,000
Retained earnings	26,264,000	24,463,000
Total stockholders’ equity	42,728,000	41,140,000
Total liabilities and stockholders’ equity	$56,126,000	$55,349,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2008	2007

REVENUES:
Oil and gas sales	$4,580,000	$3,808,000
Investment income (loss) and other	(5,000)	247,000
	4,575,000	4,055,000

COSTS AND EXPENSES:
Oil and gas production	852,000	913,000
Depreciation, depletion and amortization	853,000	958,000
General and administrative	332,000	278,000
Interest	1,000	6,000
	2,038,000	2,155,000

INCOME BEFORE INCOME TAXES	2,537,000	1,900,000

INCOME TAXES	(736,000)	(536,000)

NET INCOME	$1,801,000	$1,364,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.19	$.15

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.19	$.15

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,295,000	9,261,000

Diluted	9,356,000	9,387,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,801,000	$1,364,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	853,000	958,000
Deferred income taxes	514,000	328,000
(Gain) loss on short term investments	78,000	(231,000)
Compensation expense related to stock options granted	15,000	57,000
Other	24,000	3,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	—	719,000
Purchase of short-term investments	—	(1,000,000)
Accrued oil and gas sales	(572,000)	307,000
Trade receivables	(92,000)	(367,000)
Other current assets	(2,000)	(69,000)
Accounts payable and accrued liabilities	(1,045,000)	(629,000)
Income taxes payable	52,000	99,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,626,000	1,539,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(3,200,000)	(3,005,000)
Changes in other long-term assets	(3,000)	(56,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,203,000)	(3,061,000)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,577,000)	(1,522,000)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,285,000	4,577,000

End of period	$5,708,000	$3,055,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$100,000	$—

Additions to oil and gas properties in current liabilities	$356,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

January 31, 2008

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented.  These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

Certain 2007 amounts have been reclassified to conform to the current year presentation.  Such reclassification had no effect on net income or shareholder equity.

2.             SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances.  Although actual results may differ from these estimates under different assumptions or conditions, the company believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts, in the ordinary course of business.

3.             STOCK-BASED COMPENSATION

The CREDO Petroleum Corporation 2007 Stock Option Plan (the 2007 Plan) is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended October 31, 2007.  No options have been granted under the 2007 Plan.  The CREDO Petroleum Corporation 1997 Stock Option Plan (the 1997 Plan) expired on July 29, 2007.  No additional options can be granted under the 1997 Plan.  However, all outstanding options granted under the 1997 Plan will continue to be governed by the terms of that Plan.

For the three months ended January 31, 2008 and 2007, the company recognized stock based compensation expense of $15,000 ($11,000 net of tax) and $57,000 ($41,000 net of tax) respectively.  The estimated unrecognized compensation cost from unvested stock options as of January 31, 2008 was approximately $108,000 which is expected to be recognized over an average of 2.3 years.

No options were granted during the three months ended January 31, 2008.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model.  The weighted average assumptions used in the option pricing model for the three months ended January 31, 2007 were: volatility, 50.84%; expected option term, 2.5 years; risk-free interest rate, 4.58%; and expected dividend yield, 0%.

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

Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced.  The company had hedging gains of $847,000 ($601,000 net of income tax) and $396,000 ($284,000 net of income tax) in the three months ended January 31, 2008 and 2007, respectively.  Any hedge ineffectiveness, which was not material for any period, is immediately recognized in gas sales.

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

Unrecognized gains and losses on hedge contracts at January 31, 2008 totaled a gain of $127,000 ($91,000 after income tax) and were included in “Other Comprehensive Income”.  These contracts covered 1,420 MMBtus at average monthly NYMEX basis prices ranging from $7.83 to $9.42.

Subsequent to January 31, 2008, the company entered into additional hedge contracts covering 620 MMBtus at NYMEX basis prices, ranging from $8.13 to $9.95 for the production months of October 2008 through October 2009.

The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls.  To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls.  The maximum credit line is $5,900,000 with interest calculated at the prime rate.  The facility is unsecured and has covenants that require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits funded debt in excess of $500,000.  It expires on November 15, 2010.

5.             COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, stockholders.  The components of comprehensive income for the three months ended January 31, 2008 and 2007 are as follows:

	Three Months Ended
	January 31,
	2008	2007

Net income	$1,801,000	$1,364,000
Other comprehensive income:
Change in fair value of derivatives	(316,000)	(371,000)
Income tax benefit	88,000	100,000
Total comprehensive income	$1,573,000	$1,093,000

6.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2008			2007
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,801,000	9,295,000	$.19	$1,364,000	9,261,000	$.15

Effect of dilutive shares of common stock from stock options	—	61,000	—	—	126,000	(.00)

Diluted earnings per share	$1,801,000	9,356,000	$.19	$1,346,000	9,387,000	$.15

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

On November 1, 2007 the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  In implementing FIN 48, we found no significant uncertain tax positions.  Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  No interest and penalties related to uncertain tax positions were accrued at January 31, 2008

We have not had any material changes to our unrecognized tax benefits since adoption, nor do we anticipate significant changes to the total amount of unrecognized tax benefits within the next twelve months.

As of January 31, 2008 we remain subject to examination of our Federal and state tax returns, except Colorado, for the tax years 2004 through 2006, and for the tax years 2003 through 2006 for our Colorado tax returns.

8.             COMMITMENTS

The company has no material outstanding commitments at January 31, 2008.

9.             RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  The company adopted FIN 48 November 1, 2007.

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

In December 2007, the FASB issued SFAS No.157, Fair Value Measurements.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008, working capital increased $3,192,000, or 34% to $12,643,000 compared to $9,451,000 at January 31, 2007.  For the three months ended January 31, 2008, net cash provided by operating activities increased $87,000, or 6%, to $1,626,000 compared to net cash provided by operating activities of $1,539,000 for the same period in 2007.  Net income increased $437,000 primarily due to an increase in revenues of $520,000, and a decrease in total costs and expenses of $117,000, offset by an increase in income taxes of $200,000.

For the three months ended January 31, 2008 and 2007, net cash used in investing activities was $3,203,000 and $3,061,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $2,844,000 and $3,005,000 respectively.

The average return on the company’s investments was a loss of 1.2% for the three months ended January 31, 2008 compared to 4.5% return for the same period last year.  At January 31, 2008, approximately 46% of the investments were directly invested in mutual funds and were managed by professional money managers.  Remaining investments are in managed partnerships (generally known as hedge funds) that use various strategies to minimize their correlation to stock market movements.  Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management.  In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At January 31, 2008, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased to $3,391,000 for the three months ended January 31, 2008 from $2,864,000 for the three months ended January 31, 2007.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	Three Months Ended January 31,
	2008	2007
RECONCILIATION OF EBITDA:
Net Income	$1,801,000	$1,364,000
Add Back:
Interest Expense	1,000	6,000
Income Tax Expense	736,000	536,000
Depreciation, Depletion and Amortization Expense	853,000	958,000
EBITDA	$3,391,000	$2,864,000

OFF-BALANCE SHEET FINANCING

The company has no significant off-balance sheet financing arrangements at January 31, 2008.

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

	Three Months Ended January 31,
	2008			2007			Change%
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	392,000	$8.24	(1)	528,000	$6.03	(2)	-26%	+37%
Oil (bbls)	15,700	$86.39		11,900	$52.06		+31%	+66%

(1) Includes $2.16 per Mcf hedging gain.

(2) Includes $0.75 per Mcf hedging gain.

OPERATIONS

During the first quarter of fiscal 2008, the company’s operations continued to focus on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.

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

The cost of field services, particularly the cost of drilling wells, has increased dramatically during the past several years, driven by higher energy prices.  Concurrently, the quality of field services has diminished markedly due to manpower shortages.  The combination of much higher field service costs and degradation in the quality of the services is having a material negative impact on drilling economics.  Accordingly, the company continues to high-grade its drilling prospects, and in some cases postpone less robust projects pending improvement in the field services sector.  In the short term, this will reduce the number of drilling prospects which may, in turn, impede the growth of the company’s production and reserves.

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

Drilling Activities.

Northern Anadarko Basin — The company owns a significant inventory of acreage (approximately 70,000 gross acres) located along the northern portion of the Anadarko Basin where it conducts an active drilling program.  Wells generally target the Morrow, Oswego and Chester formations between 7,000 and 11,000 feet.  The company expects to drill a substantial number of additional wells on this acreage.

In Hemphill County, Texas, the 11,200-foot wildcat well drilled in fiscal 2007 to test the 3,780 gross acre Humphreys Prospect encountered excellent quality Morrow sands, and tested at the rate of 3.0 MMcf per day.  However, production declined rapidly but stabilized at 150 Mcf per day.  The stabilized production rate suggests that the first well is indirectly connected to a larger Morrow reservoir.  The company subsequently purchased and reprocessed 3-D seismic over the prospect, and believes that it has identified the primary Morrow channel.  A second well was drilled in January 2008 to test the seismic interpretation.  That well encountered Tonkawa and Cherokee sands that appear to be productive based on drilling data and electric logs, but it did not encounter the high potential Morrow sands.  The well is currently awaiting completion for production.  The company owns a 25% working interest.  Additional drilling is expected on the prospect.

In Canadian County, Oklahoma, the 640 gross acre Loosen Prospect continues to yield excellent drilling results from the Redfork and Skinner formations.  The 11,500-foot Marcia #1-14 was recently drilled and encountered Skinner and Mississippi sands.  The well is currently awaiting completion and pipeline connection.  The Marcia well is a north extension to the recently completed Chappell well which encountered pay zones in five separate formations.  The well is currently completed in three of the five zones and is producing 1.9 MMcf and 30 barrels of oil per day.  The remaining zones will be opened for production at a later date.  The Chappell well was a north extension to the Hazel well, drilled in December 2006, which is still producing 2.0 MMcf (million cubic feet of gas) and about 20 barrels of oil per day.  The company owns working interests in the new wells as follows:  Hazel - 6.25%; Chappell - 16.3%,
Marcia - 14.5%.

In Harper County, Oklahoma, the 3,840 gross acre Buffalo Creek Prospect continues to be a very active drilling area for the company based on a recently completed 3-D seismic program.  Nine wells have now been completed on the prospect with production from the Chester, Morrow and Oswego formations.  The most recent well encountered 14 feet of excellent Morrow sand porosity, however, production testing has indicated that the reservoir is extremely limited in size.  The company owns working interests in the prospect ranging from 31% to 37%.  Three to five new drilling locations are currently planned for 2008, and more are expected based on the results of future wells.

In Ellis County, Oklahoma, the first well was drilled on the company’s 3,200 gross acre North Boxer Prospect.  The 8,500-foot well is currently classified as a “tight hole”, meaning information is not being released for proprietary business reasons.  A second wildcat well drilled about one mile to the south was completed but produced water from the objective sand.  Two additional wells are currently being readied for drilling.  The company owns working interests in the prospect ranging from 30% to 40%.

In Kingfisher County, Oklahoma, the first two wells have been drilled on the 1,280 gross acre Okarche Prospect to test the Hunton, Meramec, Chester and Redfork formations.  The wells are each currently producing 200 Mcf and 10 barrels of oil per day.  The company owns working interests ranging from 9.5% to 11%.

In Carter County, Oklahoma, the Southeast Hewitt Deese Sand Waterflood Unit has produced over 600,000 incremental barrels of oil, and continues to significantly outperform initial expectations.  As a result of development drilling, production from the unit has recently increased about 40% to 270 barrels of oil per day.  Further development is under consideration.  The company owns a 17% working interest.

In Love County, Oklahoma, a new Deese sand waterflood project is currently in the approval process.  The company owns a 10% to 12% working interest in various phases of the project.

South Texas  — The company’s South Texas drilling projects diversify it exploration geographically, scientifically, and in terms of capital, risk and reserve potential.  Compared to the company’s Oklahoma drilling, the South Texas project involves higher costs and greater risks but offers significantly higher per well production and reserve potential.

The most significant of the company’s two South Texas projects is 3-D seismic driven and focuses on the Vicksburg, Frio and Queen City sands in Hidalgo County and the Wilcox sands in Jim Hogg County at depths ranging from 7,200 feet to 17,500 feet.  To date, the company has invested approximately $1,900,000 (net) in the project, exclusive of drilling.  Prior to sale or farmout of the prospects, the company owns a 75% interest before recovery of its investment, exclusive of drilling, and 37.5% thereafter.  The company has the option to participate in drilling any of the prospects for its full interest or to reduce its costs and risks by selling or farming-out its interest to third parties in return for cash consideration and a “carried interest” on the initial wildcat well(s).

The primary objective of this project has been identification, leasing and sale of three “deep Wilcox” prospects located in Jim Hogg County.  The prospects cover about 3,600 gross acres, range in depth from 16,500 to 17,500 feet, and are located in an area where several nearby fields have produced hundreds of billions of cubic feet of gas from the Wilcox formation.  The company’s 3-D seismic interpretation indicates that the prospects are large enough in size to have very substantial production and reserve potential in relation to the company’s existing production and reserves.  However, the prospects are high risk, rank wildcat prospects and per well drilling costs far exceed those normally incurred by the company. Therefore, the company has elected to sell a portion of its interest for cash consideration and a “carried interest” on two initial wildcat wells.  Third parties have committed to purchase the three prospects and to drill a wildcat well on one prospect.  The second wildcat well is optional based on the outcome of the first well.  Paperwork is in the process of being completed.  The Operator has indicated the intent to commence drilling early in 2008.  In addition to recovering a significant portion its cash investment in the project and being “carried” for an interest in the initial test well(s), the company has preserved its option to participate in other wells drilled on the prospects with interests ranging from 11.25% before recovery of its investment to 5.625% after recovery.  If drilling is successful, the company expects that its retained interest in the prospects will have a very significant impact on its production and reserve growth.

Elsewhere in South Texas, the first well has been drilled on the 2,500 gross acre Briggs Ranch Prospect located in Victoria County.  The prospect is fault separated from the Heyser Field which has produced 738,000 barrels of oil and 17 Bcf from the Frio sands.  The 8,600-foot Briggs Ranch #1 encountered 11 feet of Frio sands and is currently producing about 1.0 MMcf per day.  The company owns a 9% working interest.

North-Central Kansas  — The company’s Central Kansas drilling project provides additional diversification to the company’s drilling program through the use of 3-D seismic to identify shallow oil prospects.  The acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying satellite structures near mature producing fields.  Higher oil prices have justified using 3-D seismic technology to locate undrilled structures that are very difficult to find with old technology.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet and, compared to the company’s Northern Anadarko Basin and South Texas projects, is relatively low cost, low risk, and exclusively targets oil reserves in an effort to bring better product balance to the company’s reserve base.  Thus far, the company has assembled four separate drilling projects which encompass about 41,000 gross acres and is continuing to seek opportunities to increase its exposure to the play.  The company owns working interests in the existing prospects ranging from 12.5% to 75%.

The company’s recent drilling results have improved dramatically as it continues to find the keys to successful seismic and geologic interpretation.  Four of the last seven wells have been completed as producers, and three of those appear to be outstanding wells.

In Graham County, two of the first three wells on the 3,280 gross acre White Anticline and Mt. Vernon prospects resulted in Lansing Kansas City formation discoveries.  Five additional wells have been approved for drilling.  The company owns a 12.5% working interest in both prospects.

In Rawlins County, seismic is scheduled to commence shortly on the company’s 3,560 gross acre Beaver Jenks prospect.  The company owns a 30% working interest in the prospect.

In Sheridan County, three of the last six wells have resulted in discoveries on the company’s 8,000 gross acre Lucerne Prospect.  Three additional wells have been approved for drilling.  The company owns a 30% working interest in the prospect.

In Barton and Rice Counties, seismic is scheduled to commence shortly on the company’s 7,000 net acre prospect.  The company owns a 75% working interest in the prospect.

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

Calliope’s Track Record — Calliope wells are located in Oklahoma, Texas, and Louisiana and produce from both sandstone and carbonate reservoirs, including the Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Redfork and Springer formations.  The Calliope wells range in depth from 6,400 to 18,400 feet.  These wells represent rigorous applications for Calliope because at the time Calliope was installed, 14 of the wells were dead (an average of two to three years), nine were uneconomic and two were marginal.  In addition, prior to the time Calliope was installed, many of the reservoirs were damaged by the “parting shots” of previous operators.  Twenty-three of the wells were acquired from other operators after the operators had given-up on these wells.  The previous operators were mostly medium to large independent oil and gas companies.

Initial Calliope production rates range up to 650 Mcfd and average per well Calliope reserves for non-experimental wells are estimated to be 1.0 Bcf.  One of the company’s early Calliope installations, the J.C. Carroll well, has now produced over a billion cubic feet of gas using Calliope.

The 25 Calliope installed applications are grouped into two categories — experimental wells and non-experimental wells, also referred to as “go-forward” applications.  Eleven of the 25 wells are experimental applications and 14 are go-forward applications.  Experimental wells generally represent the first experimental application of a Calliope configuration in a wellbore.  For example, the first installation of Calliope inside a particular tubing size is classified as an experimental application.

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

		Average	Total	Total
		Calliope	Calliope	Projected
		Reserves	Production	Calliope
	No. of	Per Well	to Date	Reserves
Group	Wells	(Bcfe)	(Bcfe)	(Bcfe)

Non-Experimental Wells	14	1.0	3.4	13.6

Experimental Wells	11	0.2	0.6	1.4

All Wells	25	0.6	4.0	15.0

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

Purchasing Calliope Candidate Wells — Calliope operations were expanded into Texas and Louisiana in fiscal 2006.  The company considers Texas and Louisiana to be very fertile areas for Calliope and has retained personnel and opened a Houston office to focus exclusively on purchasing wells for Calliope and on Calliope joint ventures.

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

Joint Ventures With Third Parties — In an effort to increase the number of Calliope installations, the company has been discussing joint ventures with larger companies.  Presentations have been made to a select group of companies, including majors and large independents.  All of the companies have expressed an interest in Calliope.  Two joint venture agreements were completed during 2007.  Another joint venture agreement was completed in the first quarter of 2008.  Joint venture discussions are in progress with a number of the companies, including evaluation of candidate wells.

The joint venture negotiation process has taken longer than expected because there are many decision points within large companies that cause delays.  Nevertheless, the company continues to dedicate substantial resources to joint venture projects, as it believes that the company will eventually be successful in the joint venture area.

Calliope Drilling Project — The company believes that there is a huge amount of gas stranded in abandoned and low pressure reservoirs that can be recovered using Calliope.  It believes drilling new wells for Calliope into such reservoirs will provide a repeatable opportunity to lease large areas for systematic re-development.  In addition, new wells allow optimum casing and tubular sizes to be installed which will substantially improve reserves and production compared to installing Calliope on existing wells where undersized tubulars often restrict Calliope’s optimum performance.

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

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

For the three months ended January 31, 2008, total revenues grew 13% to $4,575,000 compared to $4,055,000 during the same period last year.  As the oil and gas price/volume table on page 12 shows, total gas price realizations, which reflect hedging transactions, increased 37% to $8.24 per Mcf and oil price realizations increased 66% to $86.39 per barrel.  The net effect of these price changes was to increase oil and gas sales by $1,282,000.  For the three months ended January 31, 2008, the company’s gas equivalent production fell 19% resulting in an oil and gas sales decrease of $510,000.  Investment and other income decreased $252,000 primarily due to performance of the company’s investments, compared to last year.

For the three months ended January 31, 2008, total costs and expenses fell 5% to $2,038,000 compared to $2,155,000 for the comparable period in 2007.  Oil and gas production expenses fell due primarily to a decrease in production taxes and a decrease in lease operating expenses related to several major workovers in 2007.  DD&A declined primarily due to lower production partially offset by an increase in the amortizable cost base.  General and administrative expenses increased primarily due to accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 29.0% and 28.2% for the 2008 and 2007 periods, respectively.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows: In Item 9A, “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K for the year ended October 31, 2007 we reported a material weakness in the company’s internal control.  During the first quarter of fiscal 2008 management designed and implemented enhanced and accelerated training for its senior financial staff and hired an expert consultant to assist with review and financial statement disclosure.  Management has not completed all of the testing of internal controls in these areas for fiscal 2008.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

Date: March 10, 2008