Form 10-Q/A
period 2008-01-31
CREDO PETROLEUM CORP
filed 2008-03-17
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-8877

CREDO PETROLEUM CORPORATION

Colorado	84-0772991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1801 Broadway Suite 900, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 297-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
March 10, 2008	Common Stock, $.10 par value	9,295,000

CREDO PETROLEUM CORPORATION

EXPLANATORY NOTE

CREDO Petroleum Corporation is filing this Form 10-Q/A for the quarter ended January 31, 2008 for the sole purpose of correcting inadvertent omissions from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on March 11, 2008.  This Form 10-Q/A does not change or update the previously reported financial statements or any of the other disclosures included within the original Form 10-Q.

PART II — OTHER INFORMATION

Item 6.            Exhibits.

Exhibit Number	Exhibit
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2008	CREDO PETROLEUM CORPORATION

	By:	/s/ James T. Huffman
James T. Huffman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David E. Dennis
David E. Dennis
Chief Financial Officer
(Principal Financial and Accounting Officer)