Form 10-Q
period 2008-04-30
CREDO PETROLEUM CORP
filed 2008-06-09
CIK 277924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
June 9, 2008	Common stock, $.10 par value	9,325,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended April 30, 2008

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,	October 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,805,000	$7,285,000
Short-term investments	6,337,000	6,383,000
Receivables:
Accrued oil and gas sales	2,663,000	1,647,000
Trade	772,000	602,000
Derivative Assets	—	443,000
Other current assets	1,434,000	55,000
Total current assets	18,011,000	16,415,000
Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,079,000	7,791,000
Evaluated oil and gas properties	55,063,000	51,691,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(23,805,000)	(22,108,000)
Net oil and gas properties, at cost, using full cost method	40,337,000	37,374,000

Exclusive license agreement, net of amortization of $536,000 in 2008 and $501,000 in 2007	163,000	198,000
Compressor and tubular inventory to be used in development	1,408,000	1,090,000
Other, net	402,000	272,000
Total assets	$60,321,000	$55,349,000
LIABILITIES AND STOCKHOLDERS‘ EQUITY
Current Liabilities:
Accounts payable	$1,255,000	$1,639,000
Revenue distribution payable	1,254,000	979,000
Derivative liabilities	3,433,000	—
Other accrued liabilities	1,060,000	852,000
Income taxes payable	440,000	434,000
Total current liabilities	7,442,000	3,904,000
Long Term Liabilities:
Deferred income taxes, net	9,210,000	9,204,000
Derivative liabilities due in more than 1 year	448,000	—
Exclusive license obligation, less current obligations of $77,000 in 2008 and 2007	85,000	85,000
Asset retirement obligation	1,098,000	1,016,000
Total liabilities	18,283,000	14,209,000
Commitments
Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2008 and in 2007	951,000	951,000
Capital in excess of par value	16,047,000	15,913,000
Treasury stock at cost, 186,000 shares in 2008 and 215,000 in 2007	(437,000)	(506,000)
Accumulated other comprehensive income (loss)	(2,775,000)	319,000
Retained earnings	28,252,000	24,463,000
Total stockholders’ equity	42,038,000	41,140,000
Total liabilities and stockholders’ equity	$60,321,000	$55,349,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

REVENUES:
Oil and gas sales	$9,527,000	$8,493,000	$4,947,000	$4,685,000
Investment income and other	76,000	453,000	81,000	206,000
	9,603,000	8,946,000	5,028,000	4,891,000

COSTS AND EXPENSES:
Oil and gas production	1,838,000	1,709,000	986,000	796,000
Depreciation, depletion and amortization	1,751,000	1,900,000	898,000	942,000
General and administrative	697,000	644,000	365,000	366,000
Interest	5,000	13,000	4,000	7,000
	4,291,000	4,266,000	2,253,000	2,111,000

INCOME BEFORE INCOME TAXES	5,312,000	4,680,000	2,775,000	2,780,000

INCOME TAXES	(1,525,000)	(1,334,000)	(789,000)	(798,000)

NET INCOME	$3,787,000	$3,346,000	$1,986,000	$1,982,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.41	$.36	$.22	$.21

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.40	$.36	$.21	$.21

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,299,000	9,261,000	9,302,000	9,261,000

Diluted	9,363,000	9,395,000	9,368,000	9,395,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,787,000	$3,346,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,751,000	1,900,000
Deferred income taxes	1,525,000	834,000
Loss on short term investments	46,000	—
Compensation expense related to stock options granted	30,000	110,000
Other	84,000	30,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	—	1,492,000
Purchase of short-term investments	—	(1,885,000)
Accrued oil and gas sales	(1,016,000)	(185,000)
Trade receivables	(170,000)	192,000
Other current assets	(387,000)	(43,000)
Accounts payable and accrued liabilities	(881,000)	(845,000)
Income taxes payable	—	113,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,769,000	5,059,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(4,955,000)	(4,404,000)
Proceeds from sale of oil and gas properties	—	171,000
Changes in other long-term assets	(467,000)	(134,000)

NET CASH USED IN INVESTING ACTIVITIES	(5,422,000)	(4,367,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	173,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	173,000	5,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(480,000)	697,000

CASH AND CASH EQUIVALENTS:
Beginning of period	7,285,000	4,577,000

End of period	$6,805,000	$5,274,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$282,000	$90,000

Additions to oil and gas properties in current liabilities	$1,369,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

April 30, 2008

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

2.                            SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  The company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances.  Although actual results may differ from  these estimates under different assumptions or conditions, the company believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts in the ordinary course of business.

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

For the six months ended April 30, 2008 and 2007, the company recognized stock based compensation expense of $30,000 and $110,000 respectively.  For the three months ended April 30, 2008 and 2007, the company recognized compensation expense of $15,000 and $53,000, respectively.  The estimated unrecognized compensation cost from unvested stock options as of April 30, 2008 was approximately $93,000 which is expected to be recognized over an average of 2 years.

No options were granted during the six months ended April 30, 2008 and the fair value of the 40,000 options granted during the six months ended April 30, 2007 was estimated on the date of grant using a Black-Scholes option pricing model.  The weighted average assumptions used in the option pricing model for the six months ended April 30, 2007 were: volatility, 50.84%; expected option term, 2.5 years; risk-free interest rate, 4.58%; and expected dividend yield, 0%.

Plan activity for the six months ended April 30, 2008 is set forth below:

	Six Months Ended April 30, 2008
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2007	270,251	$6.94	754,000
Granted	—	—	—
Exercised	29,250	5.93	117,000
Cancelled or forfeited	—	—	—
Outstanding at April 30, 2008	241,001	$7.07	793,000

Exercisable at April 30, 2008	219,335	$6.50	847,000

Weighted average contractual life at April 30, 2008		5.82	years

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

The company recognizes all derivatives (consisting solely of cash flow hedges) on its balance sheet at fair value at the end of each period.  Changes in the fair value of a cash flow hedge are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and then are transferred into the Consolidated Statement of Operations as the underlying hedged item affects earnings.  Amounts reclassified into earnings related to natural gas hedges are included in gas sales.

Hedging gains and losses are recognized as adjustments to gas sales as the hedged product is produced.  The company had hedging gains of $852,000 ($605,000 net of income tax) and $986,000 ($705,000 net of income tax) in the six months ended April 30, 2008 and 2007, respectively.  For the three months ended April 30, 2008, the company had hedging gains of $5,000 ($4,000 after tax) and $590,000 ($422,000 after tax) for the same period in 2007.  Any hedge ineffectiveness, which was not material for any period, is immediately recognized in gas sales.

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

Unrecognized gains and losses on hedge contracts at April 30, 2008 totaled a loss of $3,881,000 ($2,775,000 after income tax).  These amounts have been included in “Accumulated Other Comprehensive Income” ($2,775,000), “Derivative Liabilities” ($3,433,000) and “Derivative Liabilities Due in More than

1 Year” ($ 448,000) and deferred income taxes of $1,106,000.  These contracts covered 1,660 MMBtus at average monthly NYMEX basis prices ranging from $7.83 to $10.05.

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

5.                            COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The components of comprehensive income for the three and six months ended April 30, 2008 and 2007 are as follows:

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net income	$3,787,000	$3,346,000	$1,986,000	$1,982,000
Other comprehensive income:
Change in fair value of derivatives	(4,324,000)	(1,043,000)	(4,008,000)	(672,000)
Income tax expense	1,230,000	288,000	1,142,000	188,000
Total comprehensive income (loss)	$693,000	$2,591,000	$(880,000)	$1,498,000

6.                            EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2008			2007
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$3,787,000	9,299,000	$.41	$3,346,000	9,261,000	$.36

Effect of dilutive shares of common stock from stock options	—	64,000	(.01)	—	134,000	—

Diluted earnings per share	$3,787,000	9,363,000	$.40	$3,346,000	9,395,000	$.36

	Three Months Ended April 30,
	2008			2007
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,986,000	9,302,000	$.22	$1,982,000	9,261,000	$.21

Effect of dilutive shares of common stock from stock options	—	66,000	(.01)	—	134,000	—

Diluted earnings per share	$1,986,000	9,368,000	$.21	$1,982,000	9,395,000	$.21

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

On November 1, 2007 the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  In implementing FIN 48, we found no significant uncertain tax positions.  Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  No interest and penalties related to uncertain tax positions were accrued at April 30, 2008.

We have not had any material changes to our unrecognized tax benefits since adoption, nor do we anticipate significant changes to the total amount of unrecognized tax benefits within the next twelve months.

As of April 30, 2008 we remain subject to examination of our Federal and state tax returns, except Colorado, for the tax years 2004 through 2006, and for the tax years 2003 through 2006 for our Colorado tax returns.

8.                            COMMITMENTS and CONTINGENCIES

The company has been named as a defendant in a lawsuit alleging breach of contract, and other issues, arising in the normal course of its oil and gas activities.  The company believes that a contractual agreement requires that disputes be resolved by arbitration.  Although the company believes the allegations are without merit and that the company will ultimately prevail, the ultimate outcome of this lawsuit, or arbitration, cannot be determined at this time.

The company has no material outstanding commitments at April 30, 2008.

9.                            SUBSEQUENT EVENT

On June 3, 2008, the company, and certain of its directors, entered into agreements with RCH Energy Opportunity Fund II, LP (RCH) to sell 1,837,000 shares of CREDO’s common stock to RCH at a price of $14.50 per share.  CREDO will sell 1,150,000 newly issued common shares, or approximately 11% of the company’s total outstanding shares on a pro-forma basis.  Directors Huffman, Stevens and Skewes will sell 425,000, 192,000 and 70,000 shares, respectively.

CREDO’s Board will be expanded from six to seven members and RCH will nominate two directors, one to fill a current vacancy on the Board and another to fill the newly created Board seat.

All of the shares acquired by RCH will initially be restricted and not freely tradable in the open market, however, RCH will have certain future registration rights.  The company agreement contains a standstill provision providing that RCH will not purchase additional CREDO stock for a period of two years from the date of the agreement without the consent of the Board of Directors.

Proceeds from the RCH investment totaling $16,675,000 will be used, among other things, to fund increased exploration and development of properties where the company currently has un-booked reserves. In addition, the company will consolidate ownership in its Calliope Gas Recovery System by purchasing the Calliope patents together with the 13.75% ownership in Calliope and related intellectual property that the company does not already own.

10.                     RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No.157, Fair Value Measurements.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.  This statement expands the disclosures, and form of disclosures, that must be presented regarding derivatives and hedging activities.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Management is currently evaluating the requirements of FAS 161 and has not yet determined the impact on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2008, working capital was $10,569,000 compared to $11,175,000 at April 30, 2007.  The decrease is due to the unrecognized hedge loss of $3,433,000 included in current liabilities at April 30, 2008.  For the six months ended April 30, 2008, net cash provided by operating activities was $4,769,000 compared to net cash provided by operating activities of $5,059,000 for the same period in 2007.  Net income increased $441,000 primarily due to an increase in revenues of $657,000, partially offset by an increase in production expenses, general and administrative expenses and income taxes.

For the six months ended April 30, 2008 and 2007, net cash used in investing activities was $5,422,000 and $4,367,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $4,955,000 and $4,404,000 respectively.

The average return on the company’s investments for the six months ended April 30, 2008 and 2007 was 1.3% and 7.3%, respectively.  At April 30, 2008, approximately 45% of the investments were directly invested in mutual funds and were managed by professional money managers.  Remaining investments are in managed partnerships (generally known as hedge funds) that use various strategies to minimize their correlation to stock market movements.  Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management.  In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At April 30, 2008, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased 7% to $7,068,000 for the six months ended April 30, 2008 from $6,593,000 for the six months ended April 30, 2007.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2008	2007
RECONCILIATION OF EBITDA:
Net Income	$3,787,000	$3,346,000
Add Back:
Interest Expense	5,000	13,000
Income Tax Expense	1,525,000	1,334,000
Depreciation, Depletion and Amortization Expense	1,751,000	1,900,000
EBITDA	$7,068,000	$6,593,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet financing arrangements at April 30, 2008.

PRODUCT PRICES AND PRODUCTION

Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict.  Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  Hedging transactions typically take the form of forward short positions and swaps on the NYMEX futures market or by indexing to regional index prices associated with pipelines in proximity to the company’s production.  Refer to Note 4 to the Consolidated Financial Statements for a complete discussion on the company’s hedging activities.

Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below.  Price realizations include the sales price and the effect of hedging transactions.

	Six Months Ended April 30,
	2008			2007			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	825,000	$8.31	(1)	1,024,000	$6.99	(2)	-19%	+19%
Oil (bbls)	29,100	$91.87		25,100	$53.73		+16%	+71%

	Three Months Ended April 30,
	2008			2007			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	433,000	$8.37	(3)	495,000	$7.99	(4)	-13%	+5%
Oil (bbls)	13,400	$98.25		13,200	$55.24		+1%	+78%

(1) Includes $1.03 Mcf hedging gain.

(2) Includes $0.96 Mcf hedging gain.

(3) Includes $0.01 Mcf hedging gain

(4) Includes $1.19 Mcf hedging gain.

OPERATIONS

During the first half of fiscal 2008, the company’s operations continued to focus on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.

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

Drilling Activities.

Oklahoma and Texas Panhandle—The company owns a significant inventory of acreage (approximately 70,000 gross acres) located along the northern portion of the Anadarko Basin where it conducts an active drilling program.  Wells generally target the Morrow, Oswego and Chester formations between 7,000 and 11,000 feet.  The company expects to drill a substantial number of additional wells on this acreage.

In Hemphill County, the company recently purchased interests in over 6,000 gross acres and has taken over as operator of 11 wells.  The new acreage complements the company’s Humphreys Prospect and brings its total acreage in the area to approximately 9,000 gross acres.

The second well on the company’s 3,780 gross acre Humphreys Prospect encountered sands in the Tonkawa and Cleveland formations that appear to be productive on electric logs.  The vertical well has been completed in the Tonkawa sand and is testing at good rates of both oil and gas.  The well is currently waiting on a pipeline connection.  The company owns a 25% working interest.

In Southern Oklahoma, the company is participating in three waterflood projects as part of its overall strategy to improve the oil ratio in its reserve base.  In Carter County, CREDO owns 17% of the Southeast Hewitt waterflood unit which has already produced 650,000 barrels of oil and is projected to ultimately produce about 1,200,000 barrels.  The company also owns about 23% in Phase 1, and 12.5% in Phase 2, of a Martin Deese sand waterflood unit that is being formed and is expected to produce about 1,000,000 barrels of oil.  In Love County, CREDO owns 13% in Phase 1, and 9.5% in Phase 2, of the Eastman Hills waterflood unit that is expected to produce about 500,000 barrels of oil.

Also in Carter County, CREDO is preparing to drill a twin well to its Schaff #1 which has produced 235,000 barrels of oil.  The Schaff will become part of the Martin Deese sand waterflood, and the new well will develop three oil sands that the Schaff well logs indicate are productive and which produce in the immediate area.  Credo owns a 50% working interest and is the operator.

During the second fiscal quarter of 2008, CREDO has placed five wells on production and has drilled two new gas wells in Oklahoma that are awaiting completion for production.  The recent drilling includes three new wells on the company’s 5,800 gross acre Arroyo Prospect where the first well is now producing 750 Mcfd.  The company owns varying working interest in the prospect ranging up to 40%.  Elsewhere in Oklahoma, the company is preparing to drill on its 1,280 gross acre Pool-Proffitt property where it expects to ultimately drill 10 to 12 wells, to develop a thick package of stacked carbonate zones.  CREDO owns working interest in the prospect ranging from 50% to 70%.

South Texas—In South Texas, drilling is underway on the Kenedy Foundation #1 well on the company’s 17,500 foot Gemini Prospect.  The prospect is located in Jim Hogg County and targets the “deep Wilcox” sands which produce prolifically in the area.  The 3-D seismic interpretation indicates that the prospect contains 1,200 acres of total closure, making its net reserve potential very substantial in relation to CREDO’s existing proved reserves.

At a depth of 17,000 feet, Gemini is a very high cost, rank wildcat drilling prospect.  Therefore, the company elected to sell a portion of its interest for cash consideration and a “carried interest” on the two initial wells.  The consideration is approximately $1,300,000 cash and an 11.25% “carried interest” before cost recovery on the first two wells (6.75% after cost recovery) including all costs of drilling, completion and connecting the wells for pipeline sales.  If drilling is successful, the company expects that its retained interest in the prospects will have a very significant impact on its production and reserve growth.

Elsewhere in South Texas, the first well has been drilled on the 2,500 gross acre Briggs Ranch Prospect located in Victoria County.  The 8,600-foot Briggs Ranch #1 encountered 11 feet of Frio sands and is currently producing about 520 Mcf per day (thousand cubic feet of gas per day).  The company owns a 9% working interest.  Also in South Texas where the company recently purchased a 15.5% working interest in the Escobas Field, a recompletion is underway on an existing well and drilling is underway on a 15,500 foot Wilcox test where the company has a carried interest through the production facilities.

North-Central Kansas—The company’s Kansas acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying undrilled structures.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet, making the cost of drilling very inexpensive in relation to potential reserve value.

To date, 20 wells have been drilled on company acreage with a 40% success rate.  Four of the eight successful wells had initial production rates of about 100 barrels of oil per day.  Average proved reserves are estimated to be 50,000 to 55,000 barrels of oil per well.  The company’s first discovery in the play has already produced about 45,000 barrels of oil in 18 months and is still producing 80 barrels of oil per day.  That well is expected to produce around 130,000 barrels of oil.

CREDO currently owns interests in nine separate projects covering approximately 75,000 gross acres, and plans to expand its acreage position in the play to at least 100,000 gross acres.  The company’s interest in the projects varies from 12.5% to 75%.  The recent drilling successes have occurred primarily on prospects where the company owns a 12.5% interest.

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

Calliope’s Track Record—Calliope wells are located in Oklahoma, Texas, and Louisiana and produce from both sandstone and carbonate reservoirs, including the Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Redfork and Springer formations.  The Calliope wells range in depth from 6,400 to 18,400 feet.  These wells represent rigorous applications for Calliope because at the time Calliope was installed, 14 of the wells were dead (an average of two to three years), nine were uneconomic and two were marginal.  In addition, prior to the time Calliope was installed, many of the reservoirs were damaged by the “parting shots” of previous operators.  Twenty-three of the wells were acquired from other operators after the operators had given-up on these wells.  The previous operators were mostly medium to large independent oil and gas companies.

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

Purchasing Calliope Candidate Wells—Calliope operations were expanded into Texas and Louisiana in fiscal 2006.  The company considers Texas and Louisiana to be very fertile areas for Calliope and has retained personnel and opened a Houston office to focus exclusively on purchasing wells for Calliope and on Calliope joint ventures.

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

Joint Ventures With Third Parties—In an effort to increase the number of Calliope installations, the company has been discussing joint ventures with larger companies.  Presentations have been made to a select group of companies, including majors and large independents.  All of the companies have expressed an interest in Calliope.  Two joint venture agreements were completed during 2007.

In January 2008, the company entered into a Calliope joint venture agreement with RCH Opportunity Fund II, LP.  Under the joint venture, RCH was granted certain rights to license Calliope systems where CREDO would have the opportunity to participate in the ownership of all wells on which Calliope was installed.  Subsequent to the Calliope joint venture agreement, RCH requested and was provided, subject to a confidentiality agreement, more information about Calliope and the company, ultimately culminating in RCH purchasing a significant 17.5% stake in the company and becoming part of CREDO’s policy and direction-setting team as described in Note 9 to the Financial Statements on page 10.

Joint venture discussions are in progress with a number of the companies, including evaluation of candidate wells.  The joint venture negotiation process has taken longer than expected because there are many decision points within large companies that cause delays.  Nevertheless, the company continues to dedicate substantial resources to joint venture projects because it believes joint venturing holds substantial promise for Calliope.

Calliope Drilling Project—The company believes that there is a huge amount of gas stranded in abandoned and low pressure reservoirs that can be recovered using Calliope.  It believes drilling new wells for Calliope into such reservoirs will provide a repeatable opportunity to lease large areas for systematic re-development.  In addition, new wells allow optimum casing and tubular sizes to be installed which will substantially improve reserves and production compared to installing Calliope on existing wells where undersized tubulars often restrict Calliope’s optimum performance.

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

Results of Operations

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007

For the six months ended April 30, 2008, total revenues increased 7% to $9,603,000 compared to $8,946,000 last year.  As the oil and gas price/volume table on page 14 shows, total gas price realizations, which reflect hedging transactions, increased 19% to $8.31 per Mcf and oil price realizations increased 71% to $91.87 per barrel.  The net effect of these price changes was to increase oil and gas sales by $2,122,000.  For the six months ended April 30, 2008, the company’s gas equivalent production decreased 15% resulting in an oil and gas sales decrease of $1,088,000.  The production decrease is primarily due to the continued steep decline of the Glacier Scarlet State and Glacier Garnet State wells.  Investment income and other fell $377,000 due to a generally poorer investment environment and more bearish investment market conditions than last year.

For the six months ended April 30, 2008, total costs and expenses rose less than 1% to $4,291,000 compared to $4,266,000 for the comparable period in 2007.  Oil and gas production expense rose 8% primarily due to escalating field service costs.  Depreciation, depletion and amortization fell 8% due to decreased production, partially offset by an increase in the amortizable full cost pool.  General and administrative expenses increased 8% primarily due to increased accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 28.75% and 28.5% for the 2008 and 2007 periods, respectively.

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

For the three months ended April 30, 2008, total revenues increased 3% to $5,028,000 compared to $4,891,000 during the same period last year.  As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect hedging transactions, increased 5% to $8.37 per Mcf and oil price realizations increased 78% to $98.25 per barrel.  The net effect of these price changes was to increase oil and gas sales by $761,000.  For the three months ended April 30, 2008, the company’s gas equivalent production fell 11% resulting in an oil and gas sales decrease of $500,000.  Investment and other income fell $125,000 due to a generally poorer investment environment and more bearish investment market conditions than last year.

For the three months ended April 30, 2008, total costs and expenses rose 7% to $2,253,000 compared to $2,111,000 for the comparable period in 2007.  Oil and gas production expenses increased 24% due primarily to the addition of new wells and escalating field service costs.  Depreciation, depletion and amortization (DD&A) fell 5% due to decreased production partially offset by an increase in the amortizable full cost pool.  General and administrative expenses remained virtually unchanged.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 28.75% and 28.7% for the 2008 and 2007 periods, respectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows: In Item 9A, “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K for the year ended October 31, 2007 we reported a material weakness in the company’s internal control.  During the first and second quarters of fiscal 2008:  1) management designed and implemented enhanced and accelerated training for its senior financial staff and invested time and resources to enhance their knowledge and skills; and 2) the company hired an expert consultant to assist with review and financial statement disclosure.  We believe that, as of the date of this filing, we have remediated the material weakness previously reported in our internal control.  Management has not completed all of the testing of internal controls in these areas for fiscal 2008.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) – Note 8, Commitments and Contingencies”, in Part I, Item I of this Form 10-Q and incorporated by reference in this Part II, Item I.

ITEM 1A.               RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the period ended April 30, 2008, however, see the subsequent event described in Item 5 below.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s annual meeting of stockholders was held on March 20, 2008, for the purpose of electing one Class III director and ratifying the appointment of Hein & Associates LLP as the company’s independent registered public accounting firm.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Management’s nominee for Class III director, as listed in the proxy statement, was elected with the number of votes set forth below.

Name	For	Withheld
Richard B. Stevens	8,378,056	37,402

Continuing Directors:

After the company’s annual meeting on March 20, 2008, the following directors continue to serve their three year term as Class I directors, which terms will expire at the company’s 2010 annual meeting:

Oakley Hall

William F. Skewes

After the company’s annual meeting on March 20, 2008, the following directors continue to serve their three year terms as Class II directors, which terms will expire at the company’s 2009 annual meeting:

James T. Huffman

Clarence H. Brown

The results of the other matters voted upon at the company’ annual meeting are as follows:

The appointment of Hein & Associates LLP as the company’s independent registered public accounting firm:

For	Against	Abstain
7,578,828	209,025	627,605

The matters mentioned above are described in detail in the company’s definitive proxy statement dated February 5, 2008 for the annual meeting of shareholders held on March 20, 2008.

ITEM 5.                        OTHER INFORMATION

Subsequent Event:

On June 3, 2008, the company, and certain of its directors, entered into agreements with RCH Energy Opportunity Fund II, LP (RCH) to sell 1,837,000 shares of CREDO’s common stock to RCH at a price of $14.50 per share.  CREDO will sell 1,150,000 newly issued common shares, or approximately 11% of the company’s total outstanding shares on a pro-forma basis.  Directors Huffman, Stevens and Skewes will sell 425,000, 192,000 and 70,000 shares, respectively.

CREDO’s Board will be expanded from six to seven members and RCH will nominate two directors, one to fill a current vacancy on the Board and another to fill the newly created Board seat.

All of the shares acquired by RCH will initially be restricted and not freely tradable in the open market, however RCH will have certain future registration rights.  The company agreement contains a standstill provision providing that RCH will not purchase additional CREDO stock for a period of two years from the date of the agreement without the consent of the Board of Directors.

Proceeds from the RCH investment totaling $16,675,000 will be used, among other things, to fund increased exploration and development of properties where the company currently has un-booked reserves. In addition, the company will consolidate ownership in its Calliope Gas Recovery System by purchasing the Calliope patents together with the 13.75% ownership in Calliope and related intellectual property that the company does not already own.

All documents related to this transaction were filed with the SEC on Form 8-K dated June 4, 2008.

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

Date:  June 9, 2008