Form 10-K/A
period 2007-10-31
CREDO PETROLEUM CORP
filed 2008-09-15
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.)

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

EXPLANATORY NOTE

On September 2, 2008, in connection with preparing its quarterly report for third quarter 2008, management of CREDO Petroleum Corporation (the “company”) and the Audit Committee of its Board of Directors determined that the contemporaneous formal documentation it had historically prepared to support its initial hedge designations in connection with the company’s natural gas hedging program does not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS 133.  The primary reason for this determination was that the formal hedge documentation lacks specificity of the hedged items and therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment.  Consequently, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of income before income taxes.  Under the cash flow accounting treatment used by the company, the fair values of the hedge contracts was recognized in the consolidated balance sheets with the resulting unrealized gain or loss, net of income taxes, recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings.

The company has restated its consolidated financial statements for fiscal years ended October 31, 2005, 2006, 2007 and the first and second quarters of fiscal year ending October 31, 2008.  There is no effect in any period on overall cash flows, EBITDA, total assets, total liabilities or total stockholders’ equity.  The restatement did not have any impact on any of the Company’s financial covenants under its line of credit.  Details of the effect of the restatement are indicated in Note 1 to the Consolidated Financial Statements.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to instruction G (3) to Form 10-K/A, Items 10, 11, 12, 13 and 14 are omitted because the company will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year.  The information required by such items will be included in the Proxy Statement to be so filed for the company’s annual meeting of shareholders to be held on or about March 20, 2008 and is hereby incorporated by reference.

NON-GAAP FINANCIAL MEASURES

In this Annual Report on Form 10-K/A, the company uses the term “EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization)” which is considered a non-GAAP financial measure as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition of this measure as used in this Annual Report on Form 10-K/A.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included in this Annual Report on Form 10-K/A, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future.  Forward-looking statements may include, among other things, statements relating to:

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

Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from the company’s expectations, or cautionary statements, are included under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A, including, without limitation, in conjunction with the forward-looking statements.  The following factors, among others that could cause actual results to differ materially from the company’s expectations, include:

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

The company effected a 20% stock dividend in fiscal 2003, and a three-for-two stock split in each of fiscal 2005 and 2004.  All share and per share amounts discussed and disclosed in this Annual Report on Form 10-K/A reflect the effect of the dividend and stock splits.

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

Most of the company’s natural gas production is located in northwestern Oklahoma.  There has been significant consolidation among natural gas pipelines in this area, thereby reducing the number of available purchasers.  In many instances, there may be only one viable pipeline option, which enables the pipeline to charge higher rates.  A new pipeline is scheduled to be completed in early 2008 that will transport gas from the Rocky Mountain region to northeast Missouri.  The pipeline will connect with other pipelines that transport natural gas to the eastern United States.  Depending on supply and demand factors, gas delivered from the Rocky Mountain region may compete with the company’s Oklahoma gas resulting in the possibility of downward pressure on gas prices received by the company in Oklahoma.

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

As discussed elsewhere in this Annual Report on Form 10-K/A, the company periodically hedges the price of a portion of its estimated natural gas production in the form of forward short positions and collars on both the NYMEX futures market and regional markets.

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

ITEM 1A.               RISK FACTORS

In evaluating the company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K/A.  Each of these risk factors could adversely affect the company’s business, operating results and financial condition, as well as adversely affect the value of an investment in the company’s common stock.

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

This Annual Report on Form 10-K/A contains estimates of the company’s proved oil and natural gas reserves and the estimated future net revenues from those reserves.  Any significant negative variance in these estimates could have a material adverse effect on the company’s future performance.

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

As a result, the company’s actual future net cash flows could be materially different from the estimates included in this Annual Report on Form 10-K/A.

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

The company recognizes all derivatives as fair value hedges on its balance sheet at the end of each period.  Changes in the fair value of hedges are recorded in the Consolidated Statement of Operations.

A new pipeline is scheduled to be completed in early 2008 that will transport gas from the Rocky Mountain region to northeast Missouri.  The pipeline will connect with other pipelines that transport natural gas to the eastern United States.  Depending on supply and demand factors, gas delivered from the Rocky Mountain region may compete with the company’s Oklahoma gas resulting in the possibility of downward pressure on gas prices received by the company in Oklahoma.

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

				Estimated Future
	Gas	Oil	Estimated Future	Net Revenues
Year	(Mcf) *	(bbls) *	Net Revenues	Discounted at 10%

2007	16,973,000	591,000	$101,501,000	$62,071,000
2006	16,005,000	422,000	$84,861,000	$52,328,000
2005	15,516,000	386,000	$136,878,000	$81,209,000

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

	Year Ended October 31,
	2007		2006		2005
Estimated future net revenues discounted at 10%	$62,071,000	*	$52,328,000	*	$81,209,000	*

Future income tax expense	(24,967,000)		(20,747,000)		(36,054,000)

Effect of the 10% discount factor on future income tax expense	9,697,000		8,170,000		14,332,000

Standardized measure of discounted future net cash flows	$46,801,000		$39,751,000		$59,487,000

*       The average price used to calculate estimated future net revenues was $5.89, $6.32, and $10.26 per Mcf of gas and $86.61, $53.69, and $55.59 per barrel of oil as of October 31, 2007, 2006, and 2005, respectively.

Production, Average Sales Prices and Average Production Costs

The company’s net production quantities and average price realizations per unit for the indicated years are set forth below.  Price realizations are net of any realized hedging gains or losses.

	2007			2006			2005
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	1,926,000	$6.78	(1)	2,176,000	$6.11	(2)	1,830,000	$6.16	(3)
Oil (bbls)	51,000	$60.95		41,000	$61.14		37,000	$50.90

(1)          Includes $0.99 Mcf realized hedging gain.

(2)          Includes $0.12 Mcf realized hedging loss.

(3)          Includes $0.39 Mcf realized hedging loss.

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

Company Website

Information related to the following items, among other information, can be found on the company’s website at www.credopetroleum.com:  (a) company filings with the Securities and Exchange Commission, (b) company press releases, (c) officers, directors and ten percent shareholders filings on Forms 3, 4 and 5, and (d) the company’s Code of Ethics and Audit Committee Charter.  The company’s website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K/A.

ITEM 3.                                                     LEGAL PROCEEDINGS

From time to time, the company may be involved in litigation relating to claims arising out of the company’s operations in the normal course of business.  As of the date of this Annual Report on Form 10-K/A, the company is not a party to any pending legal proceedings.  No such proceedings have been threatened and none are contemplated by the company.

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

	Years Ended October 31,
	2007	2006	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Audited Financial Information
Statement of Operations Data:
Oil and gas sales	$14,265,000	$16,103,000	$13,862,000	$10,084,000	$7,586,000
Investment and other income	819,000	654,000	146,000	343,000	461,000
Oil and gas production expense	3,375,000	3,407,000	2,759,000	2,075,000	1,608,000
Depreciation, depletion and amortization	3,666,000	3,642,000	2,402,000	1,747,000	1,333,000
General and administrative	1,397,000	1,291,000	1,117,000	1,171,000	1,315,000
Interest expense	26,000	42,000	37,000	39,000	46,000
Income from operations	6,620,000	8,375,000	7,693,000	5,395,000	3,745,000
Realized hedge gains(losses)	1,909,000	(266,000)	(719,000)	(717,000)	(92,000)
Unrealized hedge gains(losses)	(454,000)	1,327,000	182,000	(857,000)	199,000
Income before income taxes	8,075,000	9,436,000	7,156,000	3,821,000	3,852,000
Net income	5,760,000	6,836,000	5,153,000	2,751,000	2,845,000
Net income per share(1):
Basic	$0.62	$0.74	$0.57	$0.30	$0.32
Diluted	$0.61	$0.72	$0.55	$0.30	$0.31
Weighted-average shares
outstanding(1):
Basic	9,280,000	9,207,000	9,080,000	9,036,000	8,869,000
Diluted	9,395,000	9,482,000	9,367,000	9,282,000	9,042,000
Balance Sheet Data:
Working capital	12,511,000	10,073,000	7,697,000	5,611,000	6,577,000
Total assets	55,349,000	47,759,000	37,844,000	30,976,000	23,572,000
Long-term obligations:
Deferred income taxes-net	9,204,000	8,039,000	5,978,000	4,605,000	3,192,000
Asset retirement obligation	1,016,000	954,000	929,000	748,000	238,000
Exclusive license agreement obligation	85,000	163,000	233,000	297,000	355,000
Stockholders’ equity	41,140,000	34,767,000	26,947,000	20,920,000	17,635,000

Unaudited Operating Data
Production Volumes:
Gas (Mcf)	1,926,000	2,176,000	1,830,000	1,710,000	1,449,000
Oil (Bbls)	51,000	41,000	37,000	41,000	35,000
Mcfe	2,234,000	2,422,000	2,050,000	1,960,000	1,660,000
Average sales price before realized hedging:
Per Mcf	$5.79	$6.24	$6.55	$5.02	$4.57
Per Bbls	$60.95	$61.14	$50.90	$36.57	$27.68
Average sales price after realized hedging:
Per Mcf	$6.78	$6.11	$6.16	$4.60	$4.50
Per Bbls	$60.95	$61.14	$50.90	$36.57	$27.68
Reserves:
Gas (Mcf)	16,973,000	16,005,000	15,516,000	15,273,000	13,786,000
Oil (Bbls)	591,000	422,000	386,000	407,000	385,000
Mcfe	20,517,000	18,537,000	17,835,000	17,717,000	16,097,000
Estimated future net revenues	$101,501,000	$84,861,000	$136,878,000	$77,612,000	$45,165,000
Estimated future net revenues discounted at 10%	$62,071,000	$52,328,000	$81,209,000	$44,551,000	$28,024,000

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

The company’s adjusted earnings before unrealized gains/losses on derivative contracts, interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased 4% to $12,221,000 for the year ended October 31, 2007 from $11,793,000 for the prior year.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	For The Year Ended October 31,
	2007	2006	2005
RECONCILIATION OF EBITDA:
Net Income	$5,760,000	$6,836,000	$5,153,000
Add Back:
Unrealized (Gain) Loss on Derivative Contracts	454,000	(1,327,000)	(182,000)
Interest Expense	26,000	42,000	37,000
Income Tax Expense	2,315,000	2,600,000	2,003,000
Depreciation, Depletion and Amortization Expense	3,666,000	3,642,000	2,402,000
EBITDA	$12,221,000	$11,793,000	$9,413,000

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

Oil and natural gas sales volume and price realization comparisons for the indicated years ended October 31 are set forth below.  Price realizations include realized hedging gains and losses.

	2007		2006		2005
Product	Volume	Price	Volume	Price	Volume	Price

Gas (Mcf)	1,926,000	$6.78 (1)	2,176,000	$6.11 (2)	1,830,000	$6.16 (3)
% change	-11%	+11%	+19%	-1%	+7%	+34%
Oil (bbls)	51,000	$60.95	41,000	$61.14	37,000	$50.90
% change	+24%	00%	+11%	+20%	-10%	+39%

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

On September 2, 2008, in connection with preparing its quarterly report for third quarter 2008, management of CREDO Petroleum Corporation (the “company”) and the Audit Committee of its Board of Directors determined that the contemporaneous formal documentation it had historically prepared to support its initial hedge designations in connection with the company’s natural gas hedging program does not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS 133.  The primary reason for this determination was that the formal hedge documentation lacks specificity of the hedged items and therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment.  Consequently, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of income before income taxes.  Under the cash flow accounting treatment used by the company, the fair values of the hedge contracts was recognized in the consolidated balance sheets with the resulting unrealized gain or loss, net of income taxes, recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings.

The company recognizes all derivatives as fair value hedges on its balance sheet at fair value at the end of each period.  Changes in the fair value of hedges are now recorded in the Consolidated Statement of Operations.

The company had realized hedging gains of $1,909,000 in fiscal 2007 and losses of $266,000 in fiscal 2006 and $719,000 in fiscal 2005.  In fiscal 2007 the company had unrealized hedging losses of $454,000 and gains of $1,327,000 in fiscal 2006 and $182,000 in fiscal 2005.

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

Operations

Summary – During 2007, the company’s operations were focused on its two core projects – drilling in the Mid-Continent area of the U.S. and application of its Calliope Gas Recovery System.  During the past several years, the company has significantly expanded the volume and breadth of its drilling activities by diversifying geographically, scientifically, and in terms of capital, risk and reserve potential.  The company has also implemented a program to increase the volume of its Calliope applications by joint venturing with other companies.

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

Results of Operations

In 2007, total revenues decreased 10% to $15,084,000 compared to $16,757,000 last year.  The decrease was due to an 8% decrease in gas equivalent production and a 7% decline in gas prices (excluding realized hedging transactions).  As the oil and gas price/volume table on page 20 shows, total gas price realizations, which reflect realized hedging transactions, increased 11% to $6.78 per Mcf and oil price realizations fell to $60.95 per barrel.  The net effect of these price realization changes was to increase oil and gas sales by $1,187,000 (vs. $988,000 decrease without hedges).  Realized hedging gains were $1,909,000 in 2007 compared to losses of $266,000 in 2006.  During the same period, the company’s gas equivalent production fell 8% resulting in a decrease in oil and gas sales of $849,000.  Unrealized hedging losses were $454,000 in FY 2007 compared to unrealized gains of $1,327,000 in 2006.  Investment and other income increased primarily due to improved performance from the company’s investments.

In 2007, total costs and expenses rose 1% to $8,464,000 compared to $8,382,000 for last year.  Oil and gas production expenses fell 1% due primarily to reduced taxes associated with lower production.  General and administrative expenses increased 8% primarily due to increases in professional fees related to compliance with Sarbanes-Oxley regulations.  Interest expense relates to the Calliope exclusive license agreement note payment.  The effective tax rate was 28.7% and 27.6% for the 2007 and 2006 periods, respectively.

In 2006, total revenues increased 20% to $16,757,000 compared to $14,008,000 in 2005, due primarily to an 18% increase in gas equivalent production.  As the oil and gas price/volume table on page 20 shows, total gas price realizations, which reflect realized hedging transactions, fell 1% to $6.11 per Mcf and oil price realizations increased 20% to $61.14 per barrel.  The net effect of these price realization changes was to increase oil and gas sales by $300,000.  Realized hedging losses were $266,000 in 2006 compared to $719,000 in 2005.  During the same period, the company’s gas equivalent production increased 18% resulting in an increase to oil and gas sales of $2,394,000.  Unrealized hedging gains were $1,327,000 in fiscal 2006 compared to $182,000 in fiscal 2005.  Investment and other income increased primarily due to improved performance from the company’s investments.

In 2006, total costs and expenses rose 33% to $8,382,000 compared to $6,315,000 for in 2005. Oil and gas production expenses rose 23% due primarily to increased production taxes on higher revenues and new wells added during the year.  Depreciation, depletion and amortization (“DD&A”) increased 52% due to increased production volumes and an increase in costs being amortized.  General and administrative expenses rose 16% primarily due to increases in professional fees related to compliance with Sarbanes-Oxley regulations and accelerated filing requirements for SEC financial reports.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 27.6% and 28.0% for the 2006 and 2005 periods, respectively.

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

Hedging.  The company recognizes all derivatives as fair value hedges on its balance sheet at fair value at the end of each period.  Changes in the fair value of hedges are now recorded in the Consolidated Statement of Operations

Oil and Gas Properties.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  Depreciation, depletion and amortization is a significant component of oil and natural gas properties.  A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

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

ITEM 8.                                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

October 31, 2007 and 2006

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2007	2006
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$7,285,000	$4,577,000
Short-term investments	6,383,000	5,624,000
Receivables:
Trade	602,000	777,000
Accrued oil and gas sales	1,647,000	1,963,000
Derivative assets	443,000	897,000
Other current assets	55,000	71,000

Total current assets	16,415,000	13,909,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	7,791,000	7,060,000
Evaluated oil and gas properties	51,691,000	43,588,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(22,108,000)	(18,556,000)
Net oil and gas properties	37,374,000	32,092,000
Exclusive license agreement, net of accumulated amortization of $501,000 in 2007 and $431,000 in 2006	198,000	268,000
Compressor and tubular inventory to be used in development	1,090,000	1,293,000
Other, net	272,000	197,000

Total assets	$55,349,000	$47,759,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,639,000	$1,581,000
Revenue distribution payable	979,000	1,273,000
Other accrued liabilities	852,000	808,000
Income taxes payable	434,000	174,000

Total current liabilities	3,904,000	3,836,000

Long-term liabilities:
Deferred income taxes, net	9,204,000	8,039,000
Exclusive license obligation, less current obligations of $77,000 in 2007 and $70,000 in 2006	85,000	163,000
Asset retirement obligation	1,016,000	954,000

Total liabilities	14,209,000	12,992,000

Commitments:

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2007 and 2006	951,000	951,000
Capital in excess of par value	15,913,000	14,794,000
Treasury stock, at cost, 215,000 shares in 2007, and 249,000 shares in 2006	(506,000)	—
Retained earnings	24,782,000	19,022,000

Total stockholders’ equity	41,140,000	34,767,000

Total liabilities and stockholders’ equity	$55,349,000	$47,759,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended October 31, 2007

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2007	2006	2005
	(Restated)	(Restated)	(Restated)
Revenues:
Oil and gas sales	$14,265,000	$16,103,000	$13,862,000
Investment and other income	819,000	654,000	146,000

	15,084,000	16,757,000	14,008,000

Costs and expenses:
Oil and gas production	3,375,000	3,407,000	2,759,000
Depreciation, depletion and amortization	3,666,000	3,642,000	2,402,000
General and administrative	1,397,000	1,291,000	1,117,000
Interest	26,000	42,000	37,000

	8,464,000	8,382,000	6,315,000

Income from operations	6,620,000	8,375,000	7,693,000

Derivative gains and losses
Realized gains (losses) from derivatives	1,909,000	(266,000)	(719,000)
Unrealized gains (losses) from derivatives	(454,000)	1,327,000	182,000
	1,455,000	1,061,000	(537,000)

Income before income taxes	8,075,000	9,436,000	7,156,000
Income taxes	(2,315,000)	(2,600,000)	(2,003,000)

Net income	$5,760,000	$6,836,000	$5,153,000

Basic income per share	$.62	$.74	$.57

Diluted income per share	$.61	$.72	$.55
Weighted average number of shares of common stock and dilutive securities:
Basic	9,280,000	9,207,000	9,080,000

Diluted	9,395,000	9,482,000	9,367,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended October 31, 2007

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

			Capital In			Total
	Common Stock		Excess Of	Treasury	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Earnings	Equity
					(Restated)

Balances, October 31, 2004	9,510,000	$951,000	$13,388,000	$(452,000)	$7,033,000	$20,920,000
Net income	—	—	—	—	5,153,000	5,153,000
Purchase of treasury stock	—	—	—	(8,000)	—	(8,000)
Exercise of common stock options	—	—	—	335,000	—	335,000
Tax benefit from the exercise of common stock options	—	—	340,000	—	—	340,000
Compensation expense related to employee stock options	—	—	288,000	—	—	288,000
Tax Benefit for FAS 123R Option Expense	—	—	(81,000)	—	—	(81,000)

Balances, October 31, 2005	9,510,000	951,000	13,935,000	(125,000)	12,186,000	26,947,000
Net income	—	—	—	—	6,836,000	6,836,000
Exercise of common stock options	—	—	710,000	125,000	—	835,000
Compensation expense related to employee stock options	—	—	209,000	—	—	209,000
Tax Benefit for FAS 123R Option Expense	—	—	(60,000)	—	—	(60,000)

Balances, October 31, 2006	9,510,000	951,000	14,794,000	—	19,022,000	34,767,000
Net income	—	—	—	—	5,760,000	5,760,000
Purchase Treasury Stock	—	—	—	(506,000)	—	(506,000)
Exercise of common stock options	—	—	368,000	—	—	368,000
Compensation expense related to employee stock options	—	—	153,000	—	—	153,000
Tax Benefit from Exercise of Stock Options	—	—	598,000	—	—	598,000
Balances, October 31, 2007	9,510,000	$951,000	$15,913,000	(506,000)	$24,782,000	$41,140,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended October 31, 2007

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2007	2006	2005
	(Restated)	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$5,760,000	$6,836,000	$5,153,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,666,000	3,642,000	2,402,000
Unrealized (gains) losses from derivatives	454,000	(1,327,000)	(182,000)
Deferred income taxes	1,763,000	2,001,000	1,292,000
Compensation expense related to stock options granted	153,000	209,000	288,000
Other	62,000	18,000	—
Changes in operating assets and liabilities:
Proceeds from short-term investments	1,544,000	551,000	2,500,000
Purchase of short-term investments	(2,303,000)	(680,000)	(1,624,000)
Trade receivables	316,000	226,000	16,000
Accrued oil and gas sales	175,000	813,000	(725,000)
Other current assets	16,000	174,000	299,000
Accounts payable and accrued liabilities	(192,000)	667,000	(917,000)
Income taxes payable	260,000	(157,000)	319,000

Net cash provided by operating activities	11,674,000	12,973,000	8,821,000

Cash flows from investing activities:
Additions to oil and gas properties	(9,144,000)	(11,746,000)	(6,938,000)
Proceeds from sale of oil and gas properties	310,000	670,000	180,000
Changes in other long-term assets	84,000	(20,000)	(909,000)

Net cash used in investing activities	(8,750,000)	(11,096,000)	(7,667,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	368,000	835,000	335,000
Purchase of treasury stock	(506,000)	—	(8,000)
Principal payment on exclusive license obligation	(78,000)	(70,000)	(64,000)

Net cash used by financing activities	(216,000)	765,000	263,000

Increase in cash and cash equivalents	2,708,000	2,642,000	1,417,000

Cash and cash equivalents:
Beginning of period	4,577,000	1,935,000	518,000

End of period	$7,285,000	$4,577,000	$1,935,000

Supplemental Cash Flow Information:
Cash paid during the period for income taxes	$371,000	$620,000	$100,000
Cash paid during the period for interest	$26,000	$30,000	$36,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

(1)           FINANCIAL STATEMENT RESTATEMENT

On September 2, 2008, in connection with preparing its quarterly report for third quarter 2008, management of CREDO Petroleum Corporation (the “company”) and the Audit Committee of its Board of Directors determined that the contemporaneous formal documentation it had historically prepared to support its initial hedge designations in connection with the company’s natural gas hedging program does not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS 133.  The primary reason for this determination was that the formal hedge documentation lacks specificity of the hedged items and therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment.  Consequently, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of income before income taxes.  Under the cash flow accounting treatment used by the company, the fair values of the hedge contracts was recognized in the consolidated balance sheets with the resulting unrealized gain or loss, net of income taxes, recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings.

In this Form 10-K/A, the company is restating its consolidated financial statements for fiscal years ended October 31, 2005, 2006 and 2007. Unrealized gains and losses from derivative contracts have been reclassified from Other Comprehensive Income to a separate line item on the Statement of Operations, and realized gains and losses on derivative contracts have been reclassified from Oil and Gas Sales to a separate line item on the Statement of Operations. There is no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity.  The cumulative effect on all periods of the restatement and the correction to the third quarter of 2008 was to reduce net income by $182,000 and diluted income per share by $.03.  For the three years ended October 31, 2007, the cumulative effect of the restatement was to increase net income by $756,000 and to increase diluted income per share by $.07.  The restatement did not have any impact on any of the Company’s financial covenants under its line of credit.  The primary financial statement items impacted by this restatement for the years ended October 31, 2005, 2006, and 2007 are indicated below:  (The effects on the quarters within three years are presented in Note 10.)

Consolidated Statements of Income

	Years Ended October 31,
	2007		2006		2005
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
	(amounts in thousands, except per share amounts)
Oil & Gas Sales	$16,174	$14,265	$15,837	$16,103	$13,143	$13,862
Total Revenues	16,993	15,084	16,491	16,757	13,289	14,008

Income from Operations	8,529	6,620	8,109	8,375	6,974	7,693

Realized Gains (Losses) from derivative contracts	—	1,909	—	(266)	—	(719)

Unrealized Gains (Losses) from derivative contracts	—	(454)	—	1,327	—	182

Income Before Taxes	8,529	8,075	8,109	9,436	6,974	7,156
Income Taxes	(2,438)	(2,315)	(2,229)	(2,600)	(1,952)	(2,003)
Net Income	6,091	5,760	5,880	6,836	5,022	5,153

Earnings per share -
Basic	$0.66	$0.62	$0.64	$0.74	$0.55	$0.57
Diluted	$0.65	$0.61	$0.62	$0.72	$0.54	$0.55

Consolidated Balance Sheets

	Years Ended October 31,
	2007		2006
	Previously Reported	As Restated	Previously Reported	As Restated

Accumulated other
comperhensive income (loss)	319	—	650	—
Retained earnings	24,463	24,782	18,372	19,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended October 31,
	2007		2006		2005
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated

Cash Flows from Operating Activities
Net Income	6,091	5,760	5,880	6,836	5,022	5,153
Unrealized loss on derivative contracts	—	454	—	(1,327)	—	(182)

Changes in operating assets and liabilities
Other current assets	139	16	234	174	—	—
Accounts Payable & Accrued Liabilities	—	—	236	667	(968)	(917)

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of CREDO Petroleum Corporation and its wholly owned subsidiaries (the “company”).  The company engages in oil and gas acquisition, exploration, development and production activities in the United States.  Certain operations are conducted through limited partnerships and limited liability companies which, as general partner or member company, the company manages and controls.  The company’s interests in these entities are combined on the proportionate share basis in accordance with accepted industry practice.  All significant intercompany transactions have been eliminated.  All references to years in these Notes refer to the company’s fiscal October 31 year.  The company effected a three-for two stock split in each of fiscal 2005 and 2004.  All share and per share amounts discussed and disclosed in this Annual Report on Form 10-K/A reflect the effect of these stock splits.

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

Fair Value of Financial Instruments

The company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.  Derivatives are carried at fair value on the balance sheet.  See Natural Gas Price Hedging on page 41 for further discussions.

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

Hedging

The company recognizes all derivatives as fair value hedges on its balance sheet at fair value at the end of each period.  Changes in the fair value of hedges are now recorded in the Consolidated Statement of Operations.

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

Natural Gas Price Hedging

On September 2, 2008, in connection with preparing its quarterly report for third quarter 2008, management of CREDO Petroleum Corporation (the “company”) and the Audit Committee of its Board of Directors determined that the contemporaneous formal documentation it had historically prepared to support its initial hedge designations in connection with the company’s natural gas hedging program does not meet the technical requirements to qualify for cash flow hedge accounting treatment in accordance with SFAS 133.  The primary reason for this determination was that the formal hedge documentation lacks specificity of the hedged items and therefore, the cash flow designations failed to meet hedge documentation requirements for cash flow hedge accounting treatment.  Consequently, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of income before income taxes.  Under the cash flow accounting treatment used by the company, the fair values of the hedge contracts was recognized in the consolidated balance sheets with the resulting unrealized gain or loss, net of income taxes, recorded initially in accumulated other comprehensive income and later reclassified through earnings when the hedged production affected earnings.

The company periodically hedges the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  Hedging transactions typically take the form of forward short positions and collars on the NYMEX futures market, and are closed by purchasing offsetting positions.  Such hedges do not exceed estimated production volumes, are expected to have reasonable correlation between price movements in the futures market and the cash markets where the company’s production is located, and are authorized by the company’s Board of Directors.  Hedges are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

The company recognizes all derivatives as fair value hedges on its balance sheet at fair value at the end of each period.  Changes in the fair value of hedges are now recorded in the Consolidated Statement of Operations.

The company had realized hedging gains of $1,909,000 in fiscal 2007 and losses of $266,000 in fiscal 2006, and $719,000 in fiscal 2005.  The company had unrealized losses on derivative contracts in fiscal 2007 of $454,000, and gains of $1,327,000 in fiscal 2006 and $182,000 in fiscal 2005. At October 31, 2007 open derivative contracts covered 1,620 MMBtus at NYMEX basis prices ranging from $7.65 to $9.92.

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

The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming no forfeitures.

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

The company has issued shares from its treasury stock whenever stock options have been exercised in fiscal years 2007, 2006 and 2005.

The following table summarizes information about stock options outstanding at October 31, 2007:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at October 31,	Contractual	Exercise	October 31,	Average
Prices	2007	Life in Year	Price	2007	Exercise Price

$ 5.93	230,251	5.62	$5.93	230,251	$5.93
$12.78	40,000	9.10	$12.78	6,667	$12.78

$ 5.93-$12.78	270,251	6.13	$6.94	236,918	$6.12

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company’s stock for the period.  Total potential dilutive shares based on options outstanding at October 31, 2007 were 114,597.

The company’s calculation of earnings per share of common stock is as follows:

	Year Ended October 31,
	2007			2006			2005
	(Restated)			(Restated)			(Restated)
			Net			Net			Net
			Income			Income			Income
	Net		Per	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic earnings per share	$5,760,000	9,280,000	$.62	$6,836,000	9,207,000	$.74	$5,153,000	9,080,000	$.57

Effect of dilutive shares of common stock from stock options	—	115,000	(.01)	—	275,000	(.02)	—	287,000	(.02)

Diluted earnings per share	$5,760,000	9,395,000	$.61	$6,836,000	9,482,000	$.72	$5,153,000	9,367,000	$.55

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

(3)           COMMON STOCK AND PREFERRED STOCK

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

(4)           COMMITMENTS

The company leases office facilities under an operating lease agreement entered into May 1, 2006 which expires April 30, 2011.  The lease agreement requires payments of $32,000 in each year through 2010, and $15,000 in 2011.  Total rental expense was $75,000 in 2007, $80,000 in 2006, and $79,000 in 2005.  The company has no capital leases and no other operating lease commitments.

(5)           BENEFIT PLANS

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

At October 31, 2007 the company had $828,000 of statutory depletion carry forward for tax return purposes.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

	Years Ended October 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
Current	$1,150,000	$473,000	$715,000
Deferred	1,165,000	2,127,000	1,288,000

Total income tax expense	$2,315,000	$2,600,000	$2,003,000

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	Years Ended October 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
Federal taxes at statutory rate	2,826,000	3,303,000	2,505,000
Graduated rates	(64,000)	(62,000)	(72,000)
State income taxes and other	214,000	134,000	150,000
Percentage depletion	(661,000)	(775,000)	(580,000)

	2,315,000	2,600,000	2,003,000

The principal sources of temporary differences resulting in deferred tax assets and tax liabilities at October 31, 2007 and 2006 are as follows:

	October 31,
	2007	2006
Deferred tax assets:
Gain on property sales	$800,000	$789,000

Total deferred tax assets	800,000	789,000

Deferred tax liabilities:
Intangible drilling, leasehold and other exploration costs capitalized for financial reporting purposes but deducted for tax purposes	(8,843,000)	(7,661,000)
State taxes and other	(1,161,000)	(1,167,000)

Total deferred tax liabilities	(10,004,000)	(8,828,000)

Net deferred tax liability	$(9,204,000)	$(8,039,000)

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

Unevaluated Oil and Gas Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds) excluded from the amortization computation as of October 31, 2007:

Total
Net Costs Incurred	Unevaluated
During Periods Ended:	Properties

October 31, 2007	$3,274,000
October 31, 2006	2,629,000
October 31, 2005	1,888,000
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

(10)         QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a tabulation of the company’s unaudited quarterly operating results for fiscal 2005, 2006 and 2007: (The amounts have been restated for the change in accounting for derivatives described in note 1)

		Income			Diluted
		Before		Basic Net	Net
	Total	Income	Net	Income	Income
	Revenue	Taxes	Income	Per Share	Per Share
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Fiscal 2005:

First Quarter	$2,673,000	$1,859,000	$1,338,000	$0.15	$0.14
Second Quarter	3,093,000	1,593,000	1,147,000	0.12	0.12
Third Quarter	3,507,000	1,967,000	1,417,000	0.16	0.15
Fourth Quarter	4,735,000	1,737,000	1,251,000	0.14	0.14
	$14,008,000	$7,156,000	$5,153,000	$0.57	$0.55
Fiscal 2006:

First Quarter	$4,631,000	$2,779,000	$2,001,000	$0.22	$0.21
Second Quarter	3,921,000	1,963,000	1,392,000	0.15	0.15
Third Quarter	3,969,000	1,799,000	1,286,000	0.14	0.14
Fourth Quarter	4,236,000	2,895,000	2,157,000	0.23	0.22
	$16,757,000	$9,436,000	$6,836,000	$0.74	$0.72
Fiscal 2007:

First Quarter	$3,659,000	$1,529,000	$1,093,000	$0.12	$0.12
Second Quarter	4,301,000	2,108,000	1,498,000	0.16	0.16
Third Quarter	3,846,000	3,411,000	2,447,000	0.26	0.26
Fourth Quarter	3,278,000	1,027,000	722,000	0.08	0.07
	$15,084,000	$8,075,000	$5,760,000	$0.62	$0.61

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

As discussed in Note 1 of the October 31, 2007 Form 10-K/A, the Company restated its results of operations for the years ended October 31, 2007, 2006 and 2005.

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

HEIN & ASSOCIATES LLP

Denver, Colorado
January 14, 2008, except for the matters described in Note 1 as to which the date is September 15, 2008

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.  Based on our evaluation under the framework in Internal Control–Integrated Framework, our management identified a material weakness in the company’s internal controls over financial reporting.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the company’s internal control over financial reporting.

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

ITEM 11.               EXECUTIVE COMPENSATION

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.               CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to instruction G (3) to Form 10-K/A, Items 10, 11, 12, 13 and 14 are omitted because the company will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year.  The information required by such items will be included in the Proxy Statement to be so filed for the company’s annual meeting of shareholders to be held on or about March 20, 2008 and is hereby incorporated by reference.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                         Financial Statements:

Consolidated Balance Sheets - October 31, 2007 and 2006
Consolidated Statements of Operations – Three Years ended October 31, 2007
Consolidated Statements of Shareholders’ Equity - Three Years ended October 31, 2007
Consolidated Statements of Cash Flows – Three Years ended October 31, 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

   (2)                          Financial Statement Schedules:

Schedules are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or notes to the financial statements.

(b)                             Exhibits.  The following exhibits are filed with or incorporated by reference into this report on Form 10-K/A.

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

23.1 *	Consent of Independent Registered Public Accounting Firm dated September 15, 2008
31.1 *	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

* Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, State of Colorado on September 15, 2008.

CREDO PETROLEUM CORPORATION
(Registrant)

By:	/s/ James T. Huffman
James T. Huffman,
Chairman of the Board of Directors, and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

September 15, 2008	/s/ James T. Huffman	Chairman of the Board
	James T. Huffman	of Directors, Treasurer and
Chief Executive Officer
(Principal Executive
Officer)

September 15, 2008	/s/ Alford B. Neely	Chief Financial Officer
	Alford B. Neely	(Principal Financial and
Accounting Officer)

September 15, 2008	/s/ Clarence H. Brown	Director
Clarence H. Brown

September 15, 2008	/s/ Oakley Hall	Director
Oakley Hall

September 15, 2008	/s/ W. Mark Meyer	Director
W. Mark Meyer

September 15, 2008	/s/ John A. Rigas	Director
John A. Rigas

September 15, 2008	/s/ William F. Skewes	Director
William F. Skewes

September 15, 2008	/s/ Richard B. Stevens	Director
Richard B. Stevens