Form 10-Q/A
period 2008-01-31
CREDO PETROLEUM CORP
filed 2008-09-15
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
Sept. 15, 2008	Common stock, $.10 par value	9,295,000

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

The company will restate its consolidated financial statements for fiscal years ended October 31, 2005, 2006, 2007 and the first and second quarters of fiscal year ending October 31, 2008.  There is no effect in any period on overall cash flows, EBITDA, total assets, total liabilities or total stockholders’ equity.  The restatement did not have any impact on any of the Company’s financial covenants under its line of credit.  Details of the effect of the restatement are indicated in Note 1 to the Consolidated Financial Statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A For the Period Ended January 31, 2008

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	January 31,	October 31,
	2008	2007
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$5,708,000	$7,285,000
Short-term investments	6,305,000	6,383,000
Receivables:
Accrued oil and gas sales	2,219,000	1,647,000
Trade	694,000	602,000
Derivative Assets	127,000	443,000
Other current assets	145,000	55,000
Total current assets	15,198,000	16,415,000

Long-term assets:
Oil and gas properties, at cost, using full cost method: Unevaluated oil and gas properties	9,593,000	7,791,000
Evaluated oil and gas properties	52,732,000	51,691,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(22,934,000)	(22,108,000)
Net oil and gas properties, at cost, using full cost method	39,391,000	37,374,000

Exclusive license agreement, net of amortization of $519,000 in 2008 and $466,000 in 2007	181,000	198,000

Compressor and tubular inventory to be used in development	1,066,000	1,090,000

Other, net	290,000	272,000
Total assets	$56,126,000	$55,349,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$870,000	$1,639,000
Revenue distribution payable	1,005,000	979,000
Other accrued liabilities	194,000	852,000
Income taxes payable	486,000	434,000
Total current liabilities	2,555,000	3,904,000

Long Term Liabilities:
Deferred income taxes, net	9,718,000	9,204,000
Exclusive license obligation, less current obligations of $77,000 in 2008 and $70,000 in 2007	85,000	85,000
Asset retirement obligation	1,040,000	1,016,000
Total liabilities	13,398,000	14,209,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2008 and in 2007	951,000	951,000
Capital in excess of par value	15,928,000	15,913,000
Treasury stock at cost, 215,000 shares in 2008 and 2007	(506,000)	(506,000)
Retained earnings	26,355,000	24,782,000
Total stockholders’ equity	42,728,000	41,140,000

Total liabilities and stockholders’ equity	$56,126,000	$55,349,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
	(Restated)	(Restated)

REVENUES:
Oil and gas sales	$3,733,000	$3,412,000
Investment income (loss) and other	(5,000)	247,000
	3,728,000	3,659,000

COSTS AND EXPENSES:
Oil and gas production	852,000	913,000
Depreciation, depletion and amortization	853,000	958,000
General and administrative	332,000	278,000
Interest	1,000	6,000
	2,038,000	2,155,000

INCOME FROM OPERATIONS	1,690,000	1,504,000

GAIN (LOSS) ON DERIVATIVE CONTRACTS:
Realized gains (losses) from derivative contracts	847,000	396,000
Unrealized (gains) losses from derivative contracts	(316,000)	(371,000)
	531,000	25,000

INCOME BEFORE INCOME TAXES	2,221,000	1,529,000

INCOME TAXES	(648,000)	(436,000)

NET INCOME	$1,573,000	$1,093,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.17	$.12

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.17	$.12

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,295,000	9,261,000

Diluted	9,356,000	9,387,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2008	2007
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,573,000	$1,093,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	853,000	958,000
Unrealized loss on derivative contracts	316,000	371,000
Deferred income taxes	514,000	328,000
(Gain) loss on short term investments	78,000	(231,000)
Compensation expense related to stock options granted	15,000	57,000
Other	24,000	3,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	—	719,000
Purchase of short-term investments	—	(1,000,000)
Accrued oil and gas sales	(572,000)	307,000
Trade receivables	(92,000)	(367,000)
Other current assets	(90,000)	(169,000)
Accounts payable and accrued liabilities	(1,045,000)	(629,000)
Income taxes payable	52,000	99,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,626,000	1,539,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(3,200,000)	(3,005,000)
Changes in other long-term assets	(3,000)	(56,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,203,000)	(3,061,000)

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,577,000)	(1,522,000)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,285,000	4,577,000

End of period	$5,708,000	$3,055,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$100,000	$—

Additions to oil and gas properties in current liabilities	$356,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

January 31, 2008

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q/A and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented.  These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2007.

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

The company will restate its consolidated financial statements for fiscal years ended October 31, 2005, 2006, 2007 and the first and second quarters of fiscal year ending October 31, 2008.  There is no effect in any period on overall cash flows, EBITDA, total assets, total liabilities or total stockholders’ equity.  The restatement did not have any impact on any of the Company’s financial covenants under its line of credit.  The primary financial statement items impacted by this restatement are indicated below:

Consolidated Statements of Income

	January 31, 2008		January 31, 2007
	As Previously		As Previously
Three Months Ended	Reported	Restated	Reported	Restated

Oil & Gas Sales	4,580,000	3,733,000	3,808,000	3,412,000
Total Revenues	4,575,000	3,728,000	4,055,000	3,659,000

Income from Operations	2,537,000	1,690,000	1,900,000	1,504,000

Realized Gains (Losses) from derivative contracts	—	847,000	—	396,000
Unrealized Gains (Losses) from derivative contracts	—	(316,000)	—	(371,000)

Income Before Taxes	2,537,000	2,221,000	1,900,000	1,529,000
Income Taxes	(736,000)	(648,000)	(536,000)	(436,000)
Net Income	1,801,000	1,573,000	1,364,000	1,093,000

Earnings per share -
Basic	$0.19	$0.17	$0.15	$0.12
Diluted	$0.19	$0.17	$0.15	$0.12

Consolidated Balance Sheets

	January 31, 2008		October 31, 2007
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Accumulated other comprehensive income (loss)	91,000	—	319,000	—
Retained earnings	26,264,000	26,355,000	24,463,000	24,782,000

Consolidated Statements of Cash Flows

	January 31, 2008		January 31, 2007
	As Previously		As Previously
Three Months Ended	Reported	Restated	Reported	Restated

Cash Flows from Operating Activities
Net Income	1,801,000	1,573,000	1,364,000	1,093,000
Unrealized loss on derivative contracts	—	316,000	—	371,000
Changes in operating assets and liabilities
Other current assets	(2,000)	(90,000)	(69,000)	(169,000)

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

3.             STOCK-BASED COMPENSATION

The CREDO Petroleum Corporation 2007 Stock Option Plan (the 2007 Plan) is described in the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K/A for the year ended October 31, 2007.  No options have been granted under the 2007 Plan.  The CREDO Petroleum Corporation 1997 Stock Option Plan (the 1997 Plan) expired on July 29, 2007.  No additional options can be granted under the 1997 Plan.  However, all outstanding options granted under the 1997 Plan will continue to be governed by the terms of that Plan.

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

For the quarter ended January 31, 2008 the company has realized hedging gains of $847,000 and unrealized hedging losses of $316,000.  Realized hedging gains were $396,000 and unrealized hedging losses were $371,000 for the same period in 2007.

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

5.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2008 (Restated)			2007 (Restated)
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,573,000	9,295,000	$.17	$1,093,000	9,261,000	$.12

Effect of dilutive shares of common stock from stock options	—	61,000	—	—	126,000	—

Diluted earnings per share	$1,573,000	9,356,000	$.17	$1,093,000	9,387,000	$.12

6.             INCOME TAXES

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

7.             COMMITMENTS

The company has no material outstanding commitments at January 31, 2008.

8.             RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included in this Quarterly Report on Form 10-Q/A, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future.  Forward-looking statements may relate to, among other things:

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008, working capital increased $3,192,000, or 34% to $12,643,000 compared to $9,451,000 at January 31, 2007.  For the three months ended January 31, 2008, net cash provided by operating activities increased $87,000, or 6%, to $1,626,000 compared to net cash provided by operating activities of $1,539,000 for the same period in 2007.  Net income increased $480,000 primarily due to an increase in net derivative gains of $506,000, and an increase in revenue of $69,000, and a decrease in total costs and expenses of $117,000, offset by an increase in income taxes of $212,000.

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

The company’s adjusted earnings before unrealized gains/losses on derivative contracts, interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased to $3,391,000 for the three months ended January 31, 2008 from $2,864,000 for the three months ended January 31, 2007.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	Three Months Ended January 31,
	2008	2007
	(Restated)	(Restated)
RECONCILIATION OF EBITDA:
Net Income	$1,573,000	$1,093,000
Add Back:
Unrealized Derivative Losses	316,000	371,000
Interest Expense	1,000	6,000
Income Tax Expense	648,000	436,000
Depreciation, Depletion and Amortization Expense	853,000	958,000
EBITDA	$3,391,000	$2,864,000

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

Gas and oil sales volume and price realization comparisons for the indicated periods are set forth below.  Price realizations include the sales price and the effect of realized hedging transactions.

	Three Months Ended January 31,
	2008			2007			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	392,000	$8.24	(1)	528,000	$6.03	(2)	-26%	+37%
Oil (bbls)	15,700	$86.39		11,900	$52.06		+31%	+66%

(1) Includes $2.16 per Mcf realized hedging gain.

(2) Includes $0.75 per Mcf realized hedging gain.

OPERATIONS

During the first quarter of fiscal 2008, the company’s operations continued to focus on its two core projects – natural gas drilling and application of its patented Calliope Gas Recovery System.

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

Results of Operations

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

For the three months ended January 31, 2008, total revenues increased 2% to $3,728,000 compared to $3,659,000 during the same period last year.  As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect realized hedging transactions, increased 37% to $8.24 per Mcf and oil price realizations increased 66% to $86.39 per barrel.  The net effect of these price changes was to increase oil and gas sales by $1,282,000 ($832,000 without realized hedges).  For the three months ended January 31, 2008, the company’s gas equivalent production fell 19% resulting in an oil and gas sales decrease of $510,000.  Investment and other income decreased $252,000 primarily due to performance of the company’s investments, compared to last year.

For the three months ended January 31, 2008, total costs and expenses fell 5% to $2,038,000 compared to $2,155,000 for the comparable period in 2007.  Oil and gas production expenses fell due primarily to a decrease in production taxes and a decrease in lease operating expenses related to several major workovers in 2007.  DD&A declined primarily due to lower production partially offset by an increase in the amortizable cost base.  General and administrative expenses increased primarily due to accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment. The effective tax rate was 29.2% and 28.5% for the 2008 and 2007 periods, respectively.

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

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:  In Item 9A, “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A for the year ended October 31, 2007 we reported a material weakness in the company’s internal control.  During the first quarter of fiscal 2008 management designed and implemented enhanced and accelerated training for its senior financial staff and hired an expert consultant to assist with review and financial statement disclosure.  Management has not completed all of the testing of internal controls in these areas for fiscal 2008.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2007.

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

CREDO Petroleum Corporation
(Registrant)

	By:	/s/ James T. Huffman
James T. Huffman
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alford B. Neely
Alford B. Neely
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 15, 2008