Form 10-Q/A
period 2008-04-30
CREDO PETROLEUM CORP
filed 2008-09-15
CIK 277924

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.)

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

Quarterly Report on Form 10-Q/A For the Period Ended April 30, 2008

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,	October 31,
	2008	2007
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$6,805,000	$7,285,000
Short-term investments	6,337,000	6,383,000
Receivables:
Accrued oil and gas sales	2,663,000	1,647,000
Trade	772,000	602,000
Derivative Assets	—	443,000
Other current assets	1,434,000	55,000
Total current assets	18,011,000	16,415,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,079,000	7,791,000
Evaluated oil and gas properties	55,063,000	51,691,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(23,805,000)	(22,108,000)
Net oil and gas properties, at cost, using full cost method	40,337,000	37,374,000
Exclusive license agreement, net of amortization of $536,000 in 2008 and $501,000 in 2007	163,000	198,000
Compressor and tubular inventory to be used in development	1,408,000	1,090,000
Other, net	402,000	272,000
Total assets	$60,321,000	$55,349,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,255,000	$1,639,000
Revenue distribution payable	1,254,000	979,000
Derivative liabilities	3,433,000	—
Other accrued liabilities	1,060,000	852,000
Income taxes payable	440,000	434,000
Total current liabilities	7,442,000	3,904,000
Long Term Liabilities:
Deferred income taxes, net	9,210,000	9,204,000
Derivative liabilities due in more than 1 year	448,000	—
Exclusive license obligation, less current obligations of $77,000 in 2008 and 2007	85,000	85,000
Asset retirement obligation	1,098,000	1,016,000
Total liabilities	18,283,000	14,209,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 9,510,000 shares issued in 2008 and in 2007	951,000	951,000
Capital in excess of par value	16,047,000	15,913,000
Treasury stock at cost, 186,000 shares in 2008 and 215,000 in 2007	(437,000)	(506,000)
Retained earnings	25,477,000	24,782,000
Total stockholders’ equity	42,038,000	41,140,000
Total liabilities and stockholders’ equity	$60,321,000	$55,349,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES:
Oil and gas sales	$8,675,000	$7,507,000	$4,942,000	$4,095,000
Investment income and other	76,000	453,000	81,000	206,000
	8,751,000	7,960,000	5,023,000	4,301,000

COSTS AND EXPENSES:
Oil and gas production	1,838,000	1,709,000	986,000	796,000
Depreciation, depletion and amortization	1,751,000	1,900,000	898,000	942,000
General and administrative	697,000	644,000	365,000	366,000
Interest	5,000	13,000	4,000	7,000
	4,291,000	4,266,000	2,253,000	2,111,000

INCOME FROM OPERATIONS	4,460,000	3,694,000	2,770,000	2,190,000

GAIN (LOSS) ON DERIVATIVE CONTRACTS
Realized gains (losses) from derivative contracts	852,000	986,000	5,000	590,000
Unrealized (gains) losses from derivative contracts	(4,324,000)	(1,043,000)	(4,008,000)	(672,000)
	(3,472,000)	(57,000)	(4,003,000)	(82,000)

INCOME BEFORE INCOME TAXES	988,000	3,637,000	(1,233,000)	2,108,000

INCOME TAXES	(295,000)	(1,046,000)	353,000	(610,000)

NET INCOME (LOSS)	$693,000	$2,591,000	$(880,000)	$1,498,000

EARNINGS (LOSS) PER SHARE OF COMMON STOCK BASIC	$.07	$.28	$(.09)	$.16

EARNINGS (LOSS) PER SHARE OF COMMON STOCK DILUTED	$.07	$.28	$(.09)	$.16

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,299,000	9,261,000	9,302,000	9,261,000

Diluted	9,363,000	9,395,000	9,368,000	9,395,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$693,000	$2,591,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,751,000	1,900,000
Unrealized loss on derivative instruments	4,324,000	1,043,000
Deferred income taxes	6,000	834,000
Loss on short term investments	46,000	—
Compensation expense related to stock options granted	30,000	110,000
Other	84,000	29,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	—	1,492,000
Purchase of short-term investments	—	(1,885,000)
Accrued oil and gas sales	(1,016,000)	(185,000)
Trade receivables	(170,000)	192,000
Other current assets	(104,000)	(184,000)
Accounts payable and accrued liabilities	(881,000)	(991,000)
Income taxes payable	6,000	113,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,769,000	5,059,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(4,955,000)	(4,404,000)
Proceeds from sale of oil and gas properties	—	171,000
Changes in other long-term assets	(467,000)	(134,000)

NET CASH USED IN INVESTING ACTIVITIES	(5,422,000)	(4,367,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	173,000	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	173,000	5,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(480,000)	697,000

CASH AND CASH EQUIVALENTS:
Beginning of period	7,285,000	4,577,000

End of period	$6,805,000	$5,274,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$282,000	$90,000

Additions to oil and gas properties in current liabilities	$1,369,000	$—

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

Consolidated Statements of Income

	Six Months Ended April 30,
	2008		2007
	Reported	Restated	Reported	Restated

Oil & Gas Sales	9,527,000	8,675,000	8,493,000	7,507,000
Total Revenues	9,603,000	8,751,000	8,946,000	7,960,000

Income from Operations	5,312,000	4,460,000	4,680,000	3,694,000
Realized Gains (Losses) from derivative contracts	—	852,000	—	986,000
Unrealized Gains (Losses) from derivative contracts	—	(4,324,000)	—	(1,043,000)

Income Before Taxes	5,312,000	988,000	4,680,000	3,637,000
Income Taxes	(1,525,000)	(295,000)	(1,334,000)	(1,046,000)
Net Income	3,787,000	693,000	3,346,000	2,591,000

Earnings per share -
Basic	$0.41	$0.07	$0.36	$0.28
Diluted	$0.40	$0.07	$0.36	$0.28

	Three Months Ended April 30,
	2008		2007
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Oil & Gas Sales	4,947,000	4,942,000	4,685,000	4,095,000
Total Revenues	5,028,000	5,023,000	4,891,000	4,301,000

Income from Operations	2,775,000	2,770,000	2,780,000	2,190,000

Realized Gains (Losses) from derivative contracts	—	5,000	—	590,000
Unrealized Gains (Losses) from derivative contracts	—	(4,008,000)	—	(672,000)

Income Before Taxes	2,775,000	(1,233,000)	2,780,000	2,108,000
Income Taxes	(789,000)	353,000	(798,000)	(610,000)
Net Income	1,986,000	(880,000)	1,982,000	1,498,000

Earnings per share -
Basic	$0.22	$(0.09)	$0.21	$0.16
Diluted	$0.21	$(0.09)	$0.21	$0.16

Consolidated Balance Sheets

	April 30, 2008		October 31, 2007
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Accumulated other comprehensive income (loss)	(2,775,000)	—	319,000	—
Retained earnings	28,252,000	25,477,000	24,463,000	24,782,000

Consolidated Statements of Cash Flows

	April 30, 2008		April 30, 2007
	As Previously		As Previously
Six Months Ended	Reported	Restated	Reported	Restated

Cash Flows from Operating Activities
Net Income	3,787,000	693,000	3,346,000	2,591,000
Unrealized loss on derivative contracts	—	4,324,000	—	1,043,000
Deferred Income Taxes	1,525,000	6,000	—	—

Changes in operating assets and liabilities
Other current assets	(387,000)	(104,000)	(43,000)	(184,000)
Accounts Payable & Accrued Liabilities	—	—	(845,000)	(991,000)
Income Taxes Payable	—	6,000	—	—

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

For the quarter ended April 30, 2008 the company has realized hedging gains of $5,000 and unrealized hedging losses of $4,008,000.  Realized hedging gains were $590,000 and unrealized hedging losses were $672,000 for the same period in 2007.

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

5.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2008			2007
	(Restated)			(Restated)
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$693,000	9,299,000	$.07	$2,591,000	9,261,000	$.28

Effect of dilutive shares of common stock from stock options	—	64,000	—	—	134,000	—

Diluted earnings per share	$693,000	9,363,000	$.07	$2,591,000	9,395,000	$.28

	Three Months Ended April 30,
	2008			2007
	(Restated)			(Restated)
			Net			Net
	Net		Loss	Net		Income
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic earnings (loss) per share	$(880,000)	9,302,000	$(.09)	$1,498,000	9,261,000	$.16

Effect of dilutive shares of common stock from stock options	—	66,000	—	—	134,000	—

Diluted earnings (loss) per share	$(880,000)	9,368,000	$(.09)	$1,498,000	9,395,000	$.16

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

8.             SUBSEQUENT EVENT

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

9.             RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes certain statements that may be deemed to be “forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included in this Quarterly Report on Form 10-Q/A, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future.  Forward-looking statements may relate to, among other things:

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2008, working capital was $10,569,000 compared to $11,175,000 at April 30, 2007.  The decrease is due to the unrecognized hedge loss of $3,433,000 included in current liabilities at April 30, 2008.  For the six months ended April 30, 2008, net cash provided by operating activities was $4,769,000 compared to net cash provided by operating activities of $5,059,000 for the same period in 2007.  Net income decreased $1,898,000 primarily due to the effect of unrealized hedging gains/losses.

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

The company’s adjusted earnings before unrealized gains/losses on derivative contracts, interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased 7% to $7,068,000 for the six months ended April 30, 2008 from $6,593,000 for the six months ended April 30, 2007.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2008	2007
		(Restated)
RECONCILIATION OF EBITDA:
Net Income	$693,000	$2,591,000
Add Back:
Unrealized Derivative Losses	4,324,000	1,043,000
Interest Expense	5,000	13,000
Income Tax Expense	295,000	1,046,000
Depreciation, Depletion and Amortization Expense	1,751,000	1,900,000
EBITDA	$7,068,000	$6,593,000

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

(1) Includes $1.03 Mcf realized hedging gain.

(2) Includes $0.96 Mcf realized hedging gain.

(3) Includes $0.01 Mcf realized hedging gain

(4) Includes $1.19 Mcf realized hedging gain.

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

Results of Operations

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007

For the six months ended April 30, 2008, total revenues increased 10% to $8,751,000 compared to $7,960,000 last year.  As the oil and gas price/volume table on page 14 shows, total gas price realizations, which reflect realized hedging transactions, increased 19% to $8.31 per Mcf and oil price realizations increased 71% to $91.87 per barrel.  The net effect of these price changes was to increase oil and gas sales by $2,122,000 ($2,242,000 without realized hedges).  For the six months ended April 30, 2008, the company’s gas equivalent production decreased 15% resulting in an oil and gas sales decrease of $1,088,000.  The production decrease is primarily due to the continued steep decline of the Glacier Scarlet

State and Glacier Garnet State wells.  Investment income and other fell $377,000 due to a generally poorer investment environment and more bearish investment market conditions than last year.

For the six months ended April 30, 2008, total costs and expenses rose less than 1% to $4,291,000 compared to $4,266,000 for the comparable period in 2007.  Oil and gas production expense rose 8% primarily due to escalating field service costs.  Depreciation, depletion and amortization fell 8% due to decreased production, partially offset by an increase in the amortizable full cost pool.  General and administrative expenses increased 8% primarily due to increased accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 29.9% and 28.6% for the 2008 and 2007 periods, respectively.  Income from operations increased $766,000 primarily due to increased oil and gas sales of $1,168,000 partially offset by a decrease in investment income of $377,000.

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

For the three months ended April 30, 2008, total revenues increased 17% to $5,023,000 compared to $4,301,000 during the same period last year.  As the oil and gas price/volume table on page 13 shows, total gas price realizations, which reflect realized hedging transactions, increased 5% to $8.37 per Mcf and oil price realizations increased 78% to $98.25 per barrel.  The net effect of these price changes was to increase oil and gas sales by $761,000 ($1,345,000 without realized hedges).  For the three months ended April 30, 2008, the company’s gas equivalent production fell 11% resulting in an oil and gas sales decrease of $500,000.  Investment and other income fell $125,000 due to a generally poorer investment environment and more bearish investment market conditions than last year.

For the three months ended April 30, 2008, total costs and expenses rose 7% to $2,253,000 compared to $2,111,000 for the comparable period in 2007.  Oil and gas production expenses increased 24% due primarily to the addition of new wells and escalating field service costs.  Depreciation, depletion and amortization (DD&A) fell 5% due to decreased production partially offset by an increase in the amortizable full cost pool.  General and administrative expenses remained virtually unchanged.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 28.6% and 28.9% for the 2008 and 2007 periods, respectively.  Income from operations increased 26% to $2,770,000 primarily due to increased oil and gas sales of $847,000 offset by a $125,000 decrease in investment income and an increase in operating expenses as explained above.

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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) – Note 8, Commitments and Contingencies”, in Part I, Item I of this Form 10-Q/A and incorporated by reference in this Part II, Item I.

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