Form 10-Q
period 2008-07-31
CREDO PETROLEUM CORP
filed 2008-09-15
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
Sept. 15, 2008	Common stock, $.10 par value	10,507,000

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

Quarterly Report on Form 10-Q For the Period Ended July 31, 2008

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31,	October 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$23,795,000	$7,285,000
Short-term investments	3,595,000	6,383,000
Receivables:
Accrued oil and gas sales	3,423,000	1,647,000
Trade	580,000	602,000
Derivative Assets	—	443,000
Other current assets	63,000	55,000
Total current assets	31,456,000	16,415,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	11,427,000	7,791,000
Evaluated oil and gas properties	55,258,000	51,691,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(24,616,000)	(22,108,000)
Net oil and gas properties, at cost, using full cost method	42,069,000	37,374,000
Exclusive license agreement, net of amortization of $553,000 in 2008 and $501,000 in 2007	146,000	198,000
Compressor and tubular inventory to be used in development	2,478,000	1,090,000
Other, net	344,000	272,000
Total assets	$76,493,000	$55,349,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$882,000	$1,639,000
Revenue distribution payable	1,493,000	979,000
Derivative liabilities	673,000	—
Other accrued liabilities	506,000	852,000
Income taxes payable	472,000	434,000
Total current liabilities	4,026,000	3,904,000

Long Term Liabilities:
Deferred income taxes, net	10,374,000	9,204,000
Derivative liabilities due in more than one year	193,000	—
Exclusive license obligation, less current obligations of $77,000 in 2008 and 2007	85,000	85,000
Asset retirement obligation	1,118,000	1,016,000
Total liabilities	15,796,000	14,209,000

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 shares issued in 2008 and 9,510,000 in 2007	1,066,000	951,000
Capital in excess of par value	31,174,000	15,913,000
Treasury stock at cost, 153,000 shares in 2008 and 215,000 in 2007	(361,000)	(506,000)
Retained earnings	28,818,000	24,782,000
Total stockholders’ equity	60,697,000	41,140,000

Total liabilities and stockholders’ equity	$76,493,000	$55,349,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
		(Restated)		(Restated)

REVENUES:
Oil and gas sales	$14,321,000	$11,121,000	$5,646,000	$3,613,000
Investment income and other	125,000	685,000	49,000	233,000
	14,446,000	11,806,000	5,695,000	3,846,000

COSTS AND EXPENSES:
Oil and gas production	2,883,000	2,546,000	1,045,000	837,000
Depreciation, depletion and amortization	2,594,000	2,782,000	843,000	883,000
General and administrative	1,034,000	1,020,000	337,000	376,000
Interest	7,000	20,000	2,000	6,000
	6,518,000	6,368,000	2,227,000	2,102,000

INCOME FROM OPERATIONS	7,928,000	5,438,000	3,468,000	1,744,000

GAIN (LOSS) ON DERIVATIVE CONTRACTS
Realized gains (losses) from derivative contracts	(1,024,000)	1,187,000	(1,876,000)	201,000
Unrealized gains (losses) from derivative contracts	(1,309,000)	423,000	3,015,000	1,466,000
	(2,333,000)	1,610,000	1,139,000	1,667,000
INCOME BEFORE INCOME TAXES	5,595,000	7,048,000	4,607,000	3,411,000

INCOME TAXES	(1,559,000)	(2,010,000)	(1,264,000)	(964,000)

NET INCOME	$4,036,000	$5,038,000	$3,343,000	$2,447,000

EARNINGS PER SHARE OF COMMON STOCK BASIC	$.43	$.54	$.35	$.26

EARNINGS PER SHARE OF COMMON STOCK DILUTED	$.42	$.54	$.34	$.26

Weighted average number of shares of Common Stock and dilutive securities:
Basic	9,430,000	9,268,000	9,690,000	9,282,000

Diluted	9,509,000	9,402,000	9,772,000	9,406,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

For the Nine Months Ended July 31, 2008

			Capital In			Total
	Common Stock		Excess Of	Treasury	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Earnings	Equity
Balance, October 31, 2007 Restated	9,510,000	$951,000	$15,913,000	$(506,000)	$24,782,000	$41,140,000
Comprehensive income:
Net income	—	—	—	—	4,036,000	4,036,000
Sale of Common Stock	1,150,000	115,000	14,996,000	—	—	15,111,000
Exercise of common stock options	—	—	221,000	145,000	—	366,000
Compensation expense associated with unvested portion of previously granted stock options	—	—	44,000	—	—	44,000

Balance, July 31, 2008	10,660,000	$1,066,000	$31,174,000	$(361,000)	$28,818,000	$60,697,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,036,000	$5,038,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,594,000	2,782,000
Unrealized (gains) loss on derivative contracts	1,309,000	(423,000)
Deferred income taxes	1,170,000	1,566,000
Compensation expense related to stock options granted	44,000	138,000
Other	38,000	62,000

Changes in operating assets and liabilities:
(Gain) loss on short term investments	67,000	—
Proceeds from short-term investments	2,721,000	1,492,000
Purchase of short-term investments	—	(2,169,000)
Accrued oil and gas sales	(1,776,000)	180,000
Trade receivables	22,000	371,000
Other current assets	(8,000)	(158,000)
Accounts payable and accrued liabilities	(589,000)	(831,000)
Income taxes payable	38,000	226,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,666,000	8,274,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(8,414,000)	(6,794,000)
Proceeds from sale of oil and gas properties	1,275,000	171,000
Changes in other long-term assets	(1,494,000)	202,000

NET CASH USED IN INVESTING ACTIVITIES	(8,633,000)	(6,421,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	15,111,000	—
Proceeds from exercise of stock options (62,000 options in 2008 and 67,000 options in 2007)	366,000	272,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,477,000	272,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,510,000	2,125,000

CASH AND CASH EQUIVALENTS:
Beginning of period	7,285,000	4,577,000

End of period	$23,795,000	$6,702,000
Supplemental cash flow information:
Cash paid during the period for income taxes	$352,000	$207,000
Additions to oil & gas properties in current liabilities	$383,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

July 31, 2008

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

The company will restate its consolidated financial statements for fiscal years ended October 31, 2005, 2006, 2007 and the first and second quarters of fiscal year ending October 31, 2008.  There is no effect in any period on overall cash flows, EBITDA, total assets, total liabilities or total stockholders’ equity.  The cumulative effect on all periods of the restatement and the correction to the third quarter of 2008 was to reduce net income by $182,000 and diluted income per share by $.03.  For the three years ended October 31, 2007, the cumulative effect of the restatement was to increase net income by $756,000 and to increase diluted income per share by $.08.  For the nine months ended July 31, 2008, the cumulative effect of the restatement and the correction to third quarter 2008 income was to reduce net income by $938,000 and to reduce diluted income per share by $.11.  The restatement did not have any impact on any of the Company’s financial covenants under its line of credit.  The primary financial statement items impacted by this restatement are indicated below:

Consolidated Statements of Operations

	Nine Months Ended July 31, 2007		Three Months Ended July 31, 2007
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Oil & Gas Sales	12,308,000	11,121,000	3,814,000	3,613,000
Total Revenues	12,993,000	11,806,000	4,047,000	3,846,000

Income from Operations	6,625,000	5,438,000	1,945,000	1,744,000

Realized Gains (Losses) from derivative contracts	—	1,187,000	—	201,000
Unrealized Gains (Losses) from derivative contracts	—	423,000	—	1,466,000

Income Before Taxes	6,625,000	7,048,000	1,945,000	3,411,000
Income Taxes	(1,888,000)	(2,010,000)	(554,000)	(964,000)
Net Income	4,737,000	5,038,000	1,391,000	2,447,000

Earnings per share -
Basic	$0.51	$0.54	$0.15	$0.26
Diluted	$0.50	$0.54	$0.15	$0.26

Consolidated Statements of Cash Flows

	July 31, 2007
	As Previously
	Reported	Restated
Cash Flows from Operating Activities
Net Income	4,737,000	5,038,000
Unrealized gains on derivative contracts	—	(423,000)
Changes in operating assets and liabilities
Other current assets	(281,000)	(158,000)

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

For the nine months ended July 31, 2008 and 2007, the company recognized stock based compensation expense of $44,000 and $138,000 respectively.  For the three months ended July 31, 2008 and 2007, the company recognized compensation expense of $14,000 and $28,000, respectively.  The estimated unrecognized compensation cost from unvested stock options as of July 31, 2008 was approximately $79,000 which is expected to be recognized over an average of 2 years.

No options were granted during the nine months ended July 31, 2008 and the fair value of the 40,000 options granted during the nine months ended July 31, 2007 was estimated on the date of grant using a Black-Scholes option pricing model.  The weighted average assumptions used in the option pricing model for the nine months ended July 31, 2007 were: volatility, 50.84%; expected option term, 2.5 years; risk-free interest rate, 4.58%; and expected dividend yield, 0%.

Plan activity for the nine months ended July 31, 2008 is set forth below:

	Nine Months Ended July 31,2008
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2007	270,251	$6.94	642,000
Granted	—	—
Exercised	(61,938)	5.93	407,000
Cancelled or forfeited	—	—	—
Outstanding at July 31, 2008	208,313	$7.25	490,000

Exercisable at July 31, 2008	186,697	$6.60	599,000

Weighted average contractual life at July 31, 2008		5.54 years

Weighted average market price at date of exercise for options exercised		$12.50

The following table summarizes information about stock options currently outstanding and exercisable at July 31, 2008:

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at July 31,	Contractual	Exercise	July 31,	Average
Prices	2007	Life in Years	Price	2008	Exercise Price
$5.93	168,313	4.87	$5.93	168,313	$5.93
$12.78	40,000	8.35	$12.78	18,334	$12.78

$5.93 -$12.78	208,313	5.54	$7.25	186,647	$6.60

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

For the quarter ended July 31, 2008 the company has realized hedging losses of $1,876,000 and unrealized hedging gains of $3,015,000.  Realized hedging gains were $201,000 and unrealized hedging gains were $1,466,000 for the same period in 2007.

For the nine months ended July 31, 2008 the company has realized hedging  losses of $1,024,000 and unrealized hedging losses of $1,309,000.  For the nine months ended July 31, 2007 the company had realized hedging gains of $1,187,000 and unrealized gains of $423,000.

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

5.                                      EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Nine Months Ended July 31,
	2008			2007
			Net		(Restated)	Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$4,036,000	9,430,000	$.43	$5,038,000	9,268,000	$.54

Effect of dilutive shares of common stock from stock options	—	79,000	(.01)	—	134,000	—

Diluted earnings per share	$4,036,000	9,509,000	$.42	$5,038,000	9,402,000	$.54

	Three Months Ended July 31,
	2008			2007
			Net		(Restated)	Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$3,343,000	9,690,000	$.35	$2,447,000	9,282,000	$.26

Effect of dilutive shares of common stock from stock options	—	82,000	(.01)	—	124,000	—

Diluted earnings per share	$3,343,000	9,772,000	$.34	$2,447,000	9,406,000	$.26

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

On November 1, 2007 the company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  In implementing FIN 48, we found no significant uncertain tax positions.  Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  No interest and penalties related to uncertain tax positions were accrued at July 31, 2008.

We have not had any material changes to our unrecognized tax benefits since adoption, nor do we anticipate significant changes to the total amount of unrecognized tax benefits within the next twelve months.

As of July 31, 2008 we remain subject to examination of our Federal and state tax returns, except Colorado, for the tax years 2004 through 2006, and for the tax years 2003 through 2006 for our Colorado tax returns.

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

The company has no material outstanding commitments at July 31, 2008.

8.                                      STOCK SALE

During the quarter ended July 31, 2008 the company entered into, and closed, a Company Stock Purchase Agreement with RCH Energy Opportunity Fund II, LP (RCH).  Under the terms of the agreement the company sold to RCH 1,150,000 shares of newly-issued common stock, par value $0.10 at a price of $14.50 per share, in cash.  Transaction fees paid from the proceeds of sale were $1,564,000.

Also under the terms of the agreement, RCH nominated, and the company’s Board of Directors elected, two new directors to serve on the company’s Board of Directors for so long as RCH beneficially owns at least 15% of the company’s outstanding stock and one director for so long as RCH beneficially owns at least 10% of the company’s outstanding stock.

The Purchase Agreement contains a “standstill” provision that prohibits RCH from acquiring any additional shares of the company’s stock for a period of two years without the consent of the company.

In connection with the Company Stock Purchase Agreement with RCH the company amended its Rights Agreement, dated as of April 11, 1989, as amended, in order to exempt the Purchase Agreement from application of the Rights Agreement.

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

In December 2007, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Management is currently evaluating the requirements of FAS 157 and has not yet determined the impact on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, working capital increased $13,920,000, or 103% to $27,430,000 compared to $13,510,000 at July 31, 2007.  For the nine months ended July 31, 2008, net cash provided by operating activities increased $1,392,000 to $9,666,000 compared to net cash provided by operating activities of $8,274,000 for the same period in 2007.  Net income decreased $1,002,000 primarily due to the recognition of unrealized hedging losses.

For the nine months ended July 31, 2008 and 2007, net cash used in investing activities was $8,633,000 and $6,421,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $8,414,000 and $6,794,000 respectively.

During the quarter ended July 31, 2008, the company sold 1,150,000 shares of newly issued $.10 par value common stock.  The sales price was $14.50 per share, resulting in gross proceeds of $16,675,000.  Transaction fees of $1,564,000 were paid from the proceeds.  The company also purchased joint interest holders’ rights to future Calliope installation revenues for $975,000 with a portion of the proceeds.

The average return on the company’s investments for the nine months ended July 31, 2008 and 2007 was (3.0%) and 9.2%, respectively.  At July 31, 2008, approximately 92% of the investments are in managed partnerships (generally known as hedge funds) that use various strategies to minimize their correlation to stock market movements.  The remaining investments were directly invested in mutual funds.  Most of the investments are highly liquid and the company believes they represent a responsible approach to cash management.  In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At July 31, 2008, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 4.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before unrealized gains/losses on derivative contracts, interest, taxes, depreciation, depletion and amortization, (“EBITDA”) increased to $9,505,000 for the nine months ended July 31, 2008 from $9,427,000 for the nine months ended July 31, 2007.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	Nine Months Ended July 31,
	2008	2007
		(Restated)
RECONCILIATION OF EBITDA:
Net Income	$4,036,000	$5,038,000
Add Back:
Unrealized Gain (Loss) on Derivatives	1,309,000	(423,000)
Interest Expense	7,000	20,000
Income Tax Expense	1,559,000	2,010,000
Depreciation, Depletion and Amortization Expense	2,594,000	2,782,000
EBITDA	$9,505,000	$9,427,000

OFF-BALANCE SHEET FINANCING

The company has no significant off-balance sheet financing arrangements at July 31, 2008.

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

	Nine Months Ended July 31,
	2008			2007			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	1,221,000	$7.87	(1)	1,517,000	$6.72	(2)	-19%	+17%
Oil (bbls)	42.500	$101.66		37,200	$56.52		+14%	+80%

	Three Months Ended July 31,
	2008			2007			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	396,000	$6.96	(3)	494,000	$6.21	(4)	-20%	+12%
Oil (bbls)	13,400	$122.91		12,100	$62.36		+11%	+97%

(1) Includes $0.32 per Mcf realized hedging loss.

(2) Includes $0.77 per Mcf realized hedging gain.

(3) Includes $3.13 per Mcf realized hedging loss.

(4) Includes $0.41 per Mcf realized hedging gain.

OPERATIONS

During the first three quarters of fiscal 2008, the company’s operations continued to focus on its two core projects — natural gas drilling and application of its patented Calliope Gas Recovery System.

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

In Hemphill County, Texas, the second well on the company’s 3,780 gross acre Humphreys Prospect encountered sands in the Tonkawa and Cleveland formations that appear to be productive on electric logs.  The vertical well has been completed in the Tonkawa sand and tested at good rates for both oil and gas.  The well is currently waiting on pipeline connection.  The company owns a 25% working interest.

The company recently purchased interests in over 3,800 gross acres in Hemphill County and has taken over as operator of 11 wells.  The new acreage complements the company’s Humphreys Prospect and brings its total acreage in the area to approximately 8,300 gross acres.

In Oklahoma, three new wells are awaiting pipeline connection and six wells are scheduled for drilling.  CREDO owns approximately 70,000 gross acres located primarily along the northern portion of the Anadarko Basin where it conducts an active drilling program.  Wells generally target the Morrow, Oswego and Chester formations between 7,000 and 11,000 feet.

In Carter County, CREDO is waiting on rig arrival to drill a twin well to its Schaff #1 which has produced 235,000 barrels of oil.  The Schaff will become part of the Twin Forks Deese sand waterflood, and the new well will develop three oil sands that the Schaff well logs indicate are productive and which produce in the immediate area.  CREDO owns a 41% working interest and is the operator.

In Major County, drilling is expected to commence shortly on the company’s 1,280 gross acre Pool-Proffitt property.  The 9,600-foot Lemmons #1-7 and Ball #1-18 wells will test a thick package of stacked carbonate zones.  CREDO owns an approximate 70% working interest in the Lemmons and 50% of the Ball.  Ultimately, the company expects to drill 10 to 12 wells on the prospect.

In Harper County, drilling will commence shortly on two wells located on the company 3,840 gross acre Buffalo Creek Prospect where 11 wells have previously been completed for production.  Both of the new wells will test the Chester formation at approximately 6,900 feet.  CREDO owns working interests of 30% and 37% in the two wells.

In Southern Oklahoma, the company is participating in three waterflood projects as part of its overall strategy to improve the oil ratio in its reserve base.  In Carter County, CREDO owns 17% of the Southeast Hewitt waterflood unit which has already produced 685,000 barrels of oil and is projected to ultimately produce about 1,200,000 barrels.  The company also owns about 22% in Phase 1, and 12.3% in Phase 2, of a Twin Forks Deese sand waterflood unit that is being formed and is expected to produce about 1,000,000 barrels of oil.  In Love County, CREDO owns 13% in Phase 1, and 9.5% in Phase 2, of the Eastman Hills waterflood unit that is expected to produce about 500,000 barrels of oil.

South Texas— In South Texas, the initial test well on the Gemini Prospect resulted in a dry hole.  The 17,000-foot well confirmed the seismic interpretation and found porous sand.  However, the sand was water wet and the well was plugged and abandoned.  CREDO received approximately $1,300,000 of cash for the multiple prospect package and retained an 11.25% “carried interest” in the test well.

The prospect package consists of two additional Deep Wilcox prospects located to the north of Gemini Prospect.  These two prospects are structurally different and unique compared to the Gemini Prospect.  Those prospects are being further evaluated, and if drilled, CREDO will have the same 11.25% carried interest in the next well as it did in the Gemini Prospect test well.

Elsewhere in South Texas, the company has recently purchased a 15.5% working interest in the Escobas Field.  A major workover is underway on an existing well, and a new 15,500-foot Wilcox well has been drilled in which the company has a small carried interest.  That well is currently producing 2.7 MMcfd (million cubic of gas per day) on a 12/64ths choke.

North-Central Kansas—The company’s Kansas acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying undrilled structures.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet, making the cost of drilling very inexpensive in relation to potential reserve value.

To date, 26 wells have been drilled on company acreage, of which 46% have been successful.  Five of the

12 successful wells had initial production rates of about 100 barrels of oil per day.  Average proved reserves are estimated to be 50,000 to 55,000 barrels of oil per well.  The company’s first discovery in the play has already produced about 56,000 barrels of oil in 21 months and is still producing 75 barrels of oil per day.  That well is expected to produce around 130,000 barrels of oil.

Since the company’s last report, six wells have been drilled of which four are producers, yielding a 67% success rate.  Six new wells are scheduled for the next few months, half  of which will be on prospects where the company owns an 80% working interest.

Credo has acquired approximately 100,000 gross acres (35,000 net acres) located in prolific oil producing areas of the play and is continuing to expand its acreage position.  The company currently owns interests ranging from 12.5% to 80% in 16 separate projects.  Three dimensional (3-D) seismic has proven effective in identifying undrilled structures.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet, making the cost of drilling moderate in relation to potential reserve value.  Recent drilling successes have occurred primarily on prospects where the company owns smaller working interests.

Drilling success in this play is progressing well.  In addition to providing good diversification to our other drilling activities, this project is 100% oil oriented and is expected to improve the balance between oil and natural gas in the company’s reserve base.

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

Results of Operations

Nine Months Ended July 31, 2008 Compared to Nine Months Ended July 31, 2007

For the nine months ended July 31, 2008, total revenues increased 22% to $14,446,000 compared to $11,806,000 last year.  As the oil and gas price/volume table on page 16 shows, total gas price realizations, which reflect realized hedging transactions, increased 17% to $7.87 per Mcf and oil price realizations increased 80% to $101.66 per barrel.  The net effect of these price changes was to increase oil and gas sales by $3,509,000 ($5,069,000 before realized hedge losses).  For the nine months ended July 31, 2008, the company’s gas equivalent production decreased 15%.  The effect of the volume change was to decrease oil and gas sales by $1,881,000.  The production decrease is primarily due to the continued steep decline of the Glacier property wells.  Investment income and other decreased $560,000 primarily due to performance of the company’s investments.

For the nine months ended July 31, 2008, total costs and expenses rose 2% to $6,518,000 compared to $6,368,000 for the comparable period in 2007.  Oil and gas production expenses increased 13% due to the addition of new wells and escalating field service costs.  Depreciation, depletion and amortization (“DD&A”) decreased primarily due to decreased production partially offset by an increase in the amortizable cost base.  General and administrative expenses increased 1% primarily due to accounting and professional fees.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was 28.0% for 2008 and 28.5% for 2007.

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

For the three months ended July 31, 2008, total revenues increased 48% to $5,695,000 compared to $3,846,000 during the same period last year.  As the oil and gas price/volume table on page 16 shows, total gas price realizations, which reflect realized hedging transactions, increased 12% to $6.96 per Mcf and oil price realizations increased 97% to $122.91 per barrel.  The net effect of these price changes was to increase oil and gas sales by $1,400,000 ($2,840,000 before realized hedge losses).  For the three months ended July 31, 2008, the company’s gas equivalent production fell 16% resulting in an oil and gas sales decrease of $807,000.  Investment and other income decreased $184,000 primarily due to performance of the company’s investments, compared to last year.

For the three months ended July 31, 2008, total costs and expenses increased 6% to $2,227,000 compared to $2,102,000 for the comparable period in 2007.  Oil and gas production expenses increased 25% primarily due to the addition of new wells and escalating field service costs.  DD&A declined primarily due to lower production partially offset by an increase in the amortizable cost base.  General and administrative expenses decreased primarily due to an increase in geology and engineering costs capitalized to drilling projects.  Interest expense relates to the exclusive license agreement note payment.  The effective tax rate was $27.4% for 2008 and 28.3% for 2007.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) – Note 7, Commitments and Contingencies”, in Part I, Item I of this Form 10-Q and incorporated by reference in this Part II, Item I.

ITEM 1A.             RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2007.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 3, 2008 the company completed the sale of 1,150,000 shares of its $0.10 par value common stock.  The sales price was $14.50 per share resulting in total proceeds of $16,675,000.

Proceeds were used to pay transaction fees of $1,564,000 and purchase joint venture holders’ rights to future Calliope installation revenues of $975,000.

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
Alford B. Neely
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 15, 2008