Form 10-K
period 2008-10-31
CREDO PETROLEUM CORP
filed 2009-01-14
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended October 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2008, the end of the registrant’s most recently completed second quarter was $78,774,000.

As of January 7, 2009, the registrant had 10,437,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are omitted because the company will file a definitive proxy statement (the “Proxy Statement”) pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year.  The information required by such items will be included in the Proxy Statement to be so filed for the company’s annual meeting of shareholders to be held on or about March 19, 2009 and is hereby incorporated by reference.

NON-GAAP FINANCIAL MEASURES

In this Annual Report on Form 10-K, the company uses the term “EBITDA (Earning Before Unrealized Gains/Losses of Derivative Contracts, Interest, Taxes, Depreciation and Amortization)” which is considered a non-GAAP financial measure as defined in SEC Regulation S-K Item 10 and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a definition of this measure as used in this Annual Report on Form 10-K.

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

General

CREDO Petroleum Corporation (“CREDO”) was incorporated in Colorado in 1978.  CREDO and its wholly owned subsidiaries, SECO Energy Corporation and United Oil Corporation (“SECO”, “United” and collectively “the company”), are Denver, Colorado based independent oil and gas companies which engage primarily in oil and gas exploration, development and production activities in the Mid-Continent region of the United States.  The company has operating activities in ten states and has thirteen full-time employees.  CREDO is an active operator in Kansas, Wyoming, Colorado, Louisiana and Texas.  United is an active operator doing business primarily in Oklahoma, and SECO primarily owns royalty interests in the Rocky Mountain region.  References to years as used in this report indicate fiscal years ended October 31.

Business Activities

During 2008, the company continued implementation of new exploration projects in central Kansas, South Texas, and North Dakota, which projects are designed to sustain the company’s growth by expanding and diversifying its business, both technically and geographically.  These projects will also diversify the capital exposure, risk and reserve potential of the company’s drilling activities.

The company’s goal is to create steady growth by adding production and long-lived reserves at reasonable costs and risks.  The strategy to achieve this goal involves drilling and increasing the number of Calliope installations.  Third party industry participants are involved in most of the company’s operating activities.

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

The north-central Kansas project is geared to oil exploration and has excellent potential to add significant reserves at moderate costs and risks.  This project is also 3-D seismic driven with well depths of approximately 4,000 feet.  Exploration teams for both projects specialize in their respective geographic areas and have been highly successful finding new reserves using 3-D seismic. The company’s Kansas acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying undrilled structures.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet, making the cost of drilling very inexpensive in relation to potential reserve value.  At October 31, 2008, 29 wells have been drilled on company acreage, of which 49% have been successful.

During the fourth quarter of fiscal 2008, the company acquired approximately 4,100 net acres on the Fort Berthold Reservation in North Dakota.  The acreage is in the Bakken Shale Resource Play.  The company believes that these projects have the potential to generate significant future production and reserve growth.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Oil and Gas Activities–Drilling Activities-Drilling Program Expansion and Diversification, South Texas, and North-Central Kansas” for additional information.

On November 6, 2008 the company purchased all of the patents underlying the Calliope gas recovery technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal for $4,500,000.

The company owns the patents covering the Calliope Gas Recovery System (“Calliope”) and has been instrumental in developing, testing, refining, and patenting the Calliope Gas Recovery System.  Calliope efficiently lifts fluids from wellbores using pressure differentials, thus allowing gas previously trapped by fluid build-up in the wellbore to flow to the surface.  Calliope is distinguished from all other fluid lift technologies because it does not rely on bottom-hole pressure and has only one down-hole moving part.  Calliope is primarily applicable to mature natural gas wells in low pressure, natural gas expansion reservoirs at depths below 8,000 feet.  External sources of capital have not been required for the development, refinement or installation of Calliope.    The company has proven Calliope’s economic viability and flexibility over a wide range of applications.

The company currently has Calliope installed on wells located in Oklahoma, Texas and Louisiana which include both sandstones and limestones in Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Red Fork and Springer reservoirs.  Joint venture discussions were accelerated in fiscal year 2008 with two new agreements reached and others under negotiation at October 31, 2008. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Oil and Gas Activities-Calliope Gas Recovery Technology” for additional information.

The company acts as “operator” of approximately 130 wells pursuant to standard industry operating agreements.  The company owns working interests in 314 producing wells and overriding royalty interests in 1,167 wells.

Markets and Customers

Marketing of the company’s oil and gas production is influenced by many factors which are beyond the company’s control, and the exact effect of which cannot be accurately predicted. These factors include changes in supply and demand, market prices, regulation, and actions of major foreign producers.  Oil price fluctuations can be extremely volatile as was demonstrated when, during 2008, the posted price for West Texas intermediate in July reached more than $140.00 per barrel, then fell below $35.00 in December.

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

Most of the company’s natural gas production is located in northwestern Oklahoma.  There has been significant consolidation among natural gas pipelines in this area, thereby reducing the number of available purchasers.  In many instances, there may be only one viable pipeline option, which enables the pipeline to charge higher rates.  The first leg of the Rocky Mountain Express pipeline was completed in early 2008 that transports gas from the Rocky Mountain region to northeast Missouri.  The eastern extension of the pipeline connects with other pipelines that transport natural gas to the eastern United States.  Until the eastern extension, extending to Ohio, is completed natural gas is being delivered into the mid-continent region which is creating excess supply and downward pricing pressure on mid-continent gas sales.

Over the past few years there has been increasing concern that a supply/demand imbalance has developed in domestic natural gas based on increasing demand and lower deliverability.  This, together with rising oil prices, political unrest and uncertainty in some major producing regions, supply vulnerability to natural disasters, such as hurricanes, and active speculation in the natural gas futures market caused natural gas prices to become increasingly volatile.  The economic downturn that commenced in the 2nd half of 2008 appears to have resulted in demand reductions at a time when supply has been increasing.  The supply/demand imbalance pendulum has recently swung in the opposite direction, as evidenced by volatile price reductions experienced in the 2nd half of 2008.  The Panhandle Eastern Pipeline natural gas index, the basis for most of the company’s gas sales, has fallen from $11.07 per Mcf in July 2008 to $2.81 for November, 2008.  The company expects natural gas prices to return to more historical levels but cannot reasonably predict the extent or timing of natural gas price fluctuations.

As discussed elsewhere in this Annual Report on Form 10-K, the company periodically hedges the price of a portion of its estimated natural gas production in the form of forward short positions and collars on the NYMEX futures market.

Oil production is sold to crude oil purchasing companies at competitive spot field prices. Crude oil and condensate production are readily marketable, and the company is generally not dependent on a single purchaser.  Crude oil prices are subject to world-wide supply and demand, and are primarily dependent upon available supplies which can vary significantly depending on production and pricing policies of OPEC and other major producing countries and on significant events in major producing regions.  Until recently, political unrest and market uncertainty in the Middle East, Africa, South America and former Soviet Union, OPEC’s renewed cooperation in managing the price of its produced oil, and increased demand from countries with developing economies, such as China and India, have resulted in higher world-wide oil prices during the past several years.  Recently the economic crisis that commenced in the 2nd half of 2008 has resulted in rapid global reductions in demand for oil.  The effects of oversupply are evidenced by volatile price reductions experienced in the 2nd half of 2008.  World wide prices for oil have declined approximately 70% since reaching peak levels in July 2008.

Information concerning the company’s major customers is included in Note (10) to the Consolidated Financial Statements.

Competition and Regulation

The oil and gas industry is highly competitive.  As a small independent, the company must compete against companies with substantially larger financial, human and other resources in all aspects of its business.

Oil and gas drilling and production operations are regulated by various federal, state and local agencies.  These agencies issue binding rules and regulations which carry penalties, often substantial, for failure to comply.  The company anticipates its aggregate burden of federal, state and local regulation will continue to increase particularly in the area of rapidly changing environmental laws and regulations.  The company also believes that its present operations substantially comply with applicable regulations.  To date, such regulations have not had a material effect on the company’s operations, or the costs thereof.  There are no known environmental or other regulatory matters related to the company’s operations which are reasonably expected to result in material liability to the company.  The company believes that capital expenditures related to environmental control facilities or other regulatory matters will not be material in 2009.  The company cannot predict what subsequent legislation or regulations may be enacted or what effect they might have on the company’s business.

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

The company makes, and will continue to make, significant expenditures to find, acquire, develop and produce oil and natural gas reserves.  In the event of sustained low oil and gas prices, or if operating difficulties are encountered that result in cash flow from operations being less than expected, the company may have to reduce capital expenditures unless additional funds are raised through debt or equity financing.  Debt or equity financing or cash generated by operations may not be available to the company in sufficient amounts or on acceptable terms to meet these requirements.

Future cash flows and the availability of financing will be subject to a number of variables, such as:

•                  the company’s success in locating and producing new reserves;

•                  the level of production from existing wells; and

•                  prices of oil and natural gas;

Issuing equity securities to satisfy the company’s financing requirements could cause substantial dilution to existing stockholders.  Debt financing could also make the company more vulnerable to competitive pressures and economic downturns.

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

As of October 31, 2008, approximately 33% of the company’s estimated proved reserves are classified as proved undeveloped.  Estimation of proved undeveloped reserves and proved developed non-producing reserves is generally based on volumetric calculations rather than the performance data used to estimate reserves for producing properties.  Recovery of proved undeveloped reserves generally requires significant capital expenditures and successful drilling operations.  Revenues from proved developed non-producing and proved undeveloped reserves will not be realized until some time in the future.  The reserve estimate includes an estimate of the capital expenditures required to develop these reserves as well as the timing of such expenditures.  Although the company has prepared estimates of its proved undeveloped reserves and the associated development costs in accordance with industry standards, they are based on estimates, and actual results may vary.

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

Full cost pool ceiling subject to reserve values.

The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

Both the volume of proved reserves and any estimated future expenditures used for the depletion calculation are based on estimates such as those described under “Oil and Gas Reserves”.

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects.  If such capitalized costs exceed the ceiling, the company will record a write-down to the extent of such excess as a non-cash charge to earnings, unless the company considers price increases subsequent to the balance sheet date which may reduce or eliminate a write-down.  Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.

The company’s reserve quantities and values are concentrated in a relative few properties and fields.

The company’s reserves, and reserve values, are concentrated in 68 properties which represent 24% of the company’s total properties but a disproportionate 80% of the discounted value (at 10%) of the company’s reserves.  Individual wells on which Calliope is installed comprise 16% of these significant properties and 14% of the discounted reserve value of such properties.  Reserves added during 2008 comprise 25% of these significant properties and 26% of the discounted reserve value of such properties.

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

During 2008, the company experienced delays in securing drilling rigs and delivery of production equipment, primarily compressors and coil tubing.  These delays extended the time it took the company to conduct its field operations.  As a result, the company could be at risk for price increases related to these types of services and equipment.

Natural gas derivatives involve credit risk and may limit future revenues from price increases.

To manage the company’s exposure to price risks associated with the sale of natural gas, the company periodically enters into derivative transactions for a portion of its estimated natural gas production.  These transactions may limit the company’s potential gains if natural gas prices were to rise substantially over the price established by the derivatives.  In addition, such transactions may expose the company to the risk of financial loss in certain circumstances, including instances in which:

•                  the company’s production is less than the amount hedged;

•                  the contractual counterparties fail to perform under the contracts; or

•                  a sudden, unexpected event, materially impacts natural gas prices.

The terms of the company’s derivative agreements may also require that it furnish cash collateral, letters of credit or other forms of performance assurance in the event that mark-to-market calculations result in settlement obligations by the company to the counterparties, which would encumber the company’s liquidity and capital resources.

The company’s derivatives are generally based on NYMEX prices but the company’s hedged production is primarily sold on a regional pipeline index price.  The regional price is normally 15% to

17% below NYMEX prices.  However, regional weather conditions and other economic factors, such as the current delay in completion of the eastern extension of the Rocky Mountain Express gas pipeline, resulting in excess natural gas supplies to the mid-continent region, can periodically result in substantially higher basis differentials.  At October 31, 2008, the Oklahoma basis differential was 56% of the NYMEX price.

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on its Balance Sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

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

The company has recently expanded the volume and breadth of its exploration program with new drilling projects in South Texas.  Compared to the company’s Oklahoma drilling, the South Texas project involves higher costs and greater risks.

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

The company is highly dependent on the services of James T. Huffman, its Chief Executive Officer.  The loss of Mr. Huffman could have a material adverse effect on the company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The company does not have any unresolved comments from the Commission.

ITEM 2.	PROPERTIES

General

The company’s Oklahoma drilling activities are primarily located along the Northern Anadarko Basin of Oklahoma including the Oklahoma Panhandle where the company owns interests in approximately 70,000 gross developed and undeveloped acres.  Specifically, drilling expenditures have been focused on prospects located in Harper, Ellis and Beaver Counties, Oklahoma.  Wells target the Morrow and Chester formations between 7,000 and 11,000 feet.

The company’s Kansas drilling activities provide diversification to the company’s drilling program geographically and scientifically through the use of 3-D seismic to identify shallow oil prospects. The acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying satellite structures near mature producing fields.  Generally higher oil prices have justified using 3-D seismic technology to locate undrilled structures that are very difficult to find with old technology.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet and, compared to the company’s Northern Anadarko Basin and South Texas projects, is relatively low cost, low risk, and exclusively targets oil reserves in an effort to bring better product balance to the company’s reserve base.  The company has assembled about 139,000 gross (65,000 net) acres and is continuing to seek opportunities to increase its exposure to the play.  The company owns working interests in the existing prospects ranging from 12.5% to 85%.

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

On November 6, 2008 the company purchased all of the patents underlying the Calliope gas recovery technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shall wells known as Tractor Seal for $4,500,000.

Calliope operations were historically focused in Oklahoma where the company has a significant field operations infrastructure.  Most Calliope wells are located in the Northern Anadarko Basin of Oklahoma.  The company’s current compilation of Calliope’s track record shows Calliope installations on 25 wells located in Oklahoma, Texas and Louisiana.  The Calliope wells include both sandstone and carbonate reservoirs including the Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Redfork and Springer formations. The Calliope wells range in depth from 6,400 to 18,400 feet.  At the time Calliope was installed, 14 of the wells were dead, nine were uneconomic and two were marginal.  There are 14 non-experimental Calliope wells.  As a group, those wells were producing a total of 88 thousand cubic feet of gas per day at the time Calliope was installed.  Since Calliope was installed, those wells have produced 0.0 billion cubic feet of gas and they now have estimated ultimate (8/8ths) Calliope reserves totaling 00.0 billion cubic feet of gas.  Eleven of the Calliope wells are included in the company’s Significant Properties.

For additional information regarding current year activities, including oil and gas production, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Significant Properties, Estimated Proved Oil and Gas Reserves, and Future Net Revenues

The company’s reserves, and reserve values, are concentrated in 68 properties (“Significant Properties”).  Some of the Significant Properties are individual wells and others are multi-well properties.  At year-end, Significant Properties represent 24% of the company’s total properties but a disproportionate 80% of the discounted value (at 10%) of the company’s reserves.  Individual Calliope wells comprise 16% of the Significant Properties and represent 14% of the discounted reserve value of such properties.  Reserves added in 2008 comprise 25% of the Significant Properties and represent 26% of the discounted value of such properties.

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

At October 31, 2008, LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm, estimated proved reserves for all of the company’s properties.  In 2007 and 2006 McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company’s properties which represented 64% in 2007 and 63% in 2006 of the total estimated future value of estimated reserves.  In 2007 and 2006, remaining reserves were estimated by the company.  At October 31, 2008, natural gas represented 78% and crude oil represented 22% of total reserves denominated in equivalent Mcf’s using a six Mcf of gas to one barrel of oil conversion ratio.

The following table sets forth, as of October 31 of the indicated year, information regarding the company’s proved reserves which is based on the assumptions set forth in Note (10) to the Consolidated Financial Statements where additional reserve information is provided.  The average price used to calculate estimated future net revenues was $3.50, $5.89, and $6.32 per Mcf of gas and $62.25, $86.61, and $53.69 per barrel of oil as of October 31, 2008, 2007, and 2006, respectively.  Amounts do not include estimates of future Federal and state income taxes.

				Estimated Future
	Gas	Oil	Estimated Future	Net Revenues
Year	(Mcf) *	(bbls) *	Net Revenues	Discounted at 10%

2008	15,525,000	710,000	$53,655,000	$32,330,000
2007	16,973,000	591,000	$101,501,000	$62,071,000
2006	16,005,000	422,000	$84,861,000	$52,328,000

*         The percentage of total reserves classified as proved developed was approximately 67% in 2008, 76% in 2007, and 87% in 2006.

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

	Year Ended October 31,
	2008		2007		2006
Estimated future net revenues discounted at 10%	$32,330,000	*	$62,071,000	*	$52,328,000	*

Future income tax expense	(9,119,000)		(24,967,000)		(20,747,000)

Effect of the 10% discount factor on future income tax expense	4,408,000		9,697,000		8,170,000

Standardized measure of discounted future net cash flows	$27,619,000		$46,801,000		$39,751,000

* The average price used to calculate estimated future net revenues was $3.50, $5.89 and $6.32 per Mcf of gas and $62.25, $86.61, and $53.69 per barrel of oil as of October 31, 2008, 2007, and 2006, respectively.

Production, Average Sales Prices and Average Production Costs

The company’s net production quantities and average price realizations per unit for the indicated years are set forth below.  Price realizations include realized derivative gains or losses.

	2008			2007			2006
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	1,545,000	$7.40	(1)	1,926,000	$6.78	(2)	2,176,000	$6.11	(3)
Oil (bbls)	56,000	$99.28		51,000	$60.95		41,000	$61.14

(1) Includes $0.25 Mcf realized natural gas hedging derivative loss.

(2) Includes $0.99 Mcf realized natural gas hedging derivative gain.

(3) Includes $0.12 Mcf realized natural gas hedging derivative loss.

Average production costs, including production taxes, per equivalent Mcf of production (using a six Mcf of gas to one barrel of oil conversion ratio) were $2.05, $1.51 and $1.40 per Mcfe in 2008, 2007, and 2006, respectively.

Productive Wells and Developed Acreage

Developed acreage at October 31, 2008 totaled 27,000 net and 82,000 gross acres.  At October 31, 2008, the company owned working interests in 88.26 net (334 gross) wells consisting of 69.16 net (266 gross) natural gas wells and 19.1 net (68 gross) oil wells.  In addition, the company owned royalty and production payment interests in approximately 1,169 wells, primarily coal bed methane, located in Wyoming.  In 2008, the company sold 0.29 net (2 gross) wells.  No wells were abandoned.  In the same period, the company acquired interests in 6.14 net (23 gross) productive wells.

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

Expiration	Royalty		Working
Year Ending	Interest Acreage		Interest Acreage
October 31,	Gross	Net	Gross	Net

2009	—	—	22,700	8,000
2010	3,300	100	48,300	14,500
2011	—	—	55,500	22,100
2012	—	—	1,000	100
2013	—	—	3,600	3,400
Thereafter	3,700	500	12,800	2,300
Held-By-Production	152,100	8,000	7,400	3,700

Total	159,100	8,600	151,300	53,100

In general, “royalty” interests are non-operated interests which are not burdened by costs of exploration or lease operations, while “working interests” have operating rights and participate in such costs.

Drilling

The following tables set forth the number of gross and net oil and gas wells in which the company has participated and the results thereof for the periods indicated.

Gross Wells
Year Ended	Total Gross	Exploratory			Development
October 31,	Wells	Oil	Gas	Dry	Oil	Gas	Dry

2008 (1)	32	12	9	11	—	—	—
2007	24	5	11	7	—	1	—
2006	27	1	9	13	1	3	—

(1)                Of the gross wells drilled in 2008, four of the gas wells and three of the dry holes were operated by the company.  The remaining wells represent company participations in wells operated by others.

Net Wells
Year Ended	Total Net	Exploratory			Development
October 31,	Wells	Oil	Gas	Dry	Oil	Gas	Dry

2008 (1)	6.581	1.874	1.886	2.821	—	—	—
2007	8.591	1.166	4.143	2.700	—	0.582	—
2006	10.421	0.300	3.184	5.029	0.306	1.602	—

(1)                Of the net wells drilled in 2008, 1.380 net gas wells and 0.925 net dry holes were operated by the company.  The remaining wells represent company participations in wells operated by others.

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

As of October 31, 2008, the company had 13 employees.  None of the company’s employees is subject to a collective bargaining agreement, and the company considers relations with its employees to be good.

Company Website

Information related to the following items, among other information, can be found on the company’s website at www.credopetroleum.com:  (a) company filings with the Securities and Exchange Commission including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after filing, (b) company press releases, (c) officers, directors and ten percent shareholders filings on Forms 3, 4 and 5, and (d) the company’s Code of Ethics and Audit Committee Charter.  The company’s website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the company may be involved in litigation relating to claims arising out of the company’s operations in the normal course of business.  As of the date of this Annual Report on Form 10-K, the company has been named as a defendant in a lawsuit alleging breach of contract, and other issues, arising in the normal course of its oil and gas activities.  The company believes that a contractual agreement requires that disputes be resolved by arbitration.  Although the company believes the allegations are without merit and that the company will ultimately prevail, the ultimate outcome of this lawsuit, or arbitration, cannot be determined at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008

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

	2008		2007
Quarter Ended	High	Low	High	Low
January 31	$10.37	$7.95	$13.27	$11.55
April 30	$11.36	$8.57	$16.00	$11.58
July 31	$18.04	$9.93	$14.60	$11.78
October 31	$11.06	$6.03	$11.92	$9.52

At January 7, 2009, the company had 2,451 shareholders of record.  The company has never paid a cash dividend and does not expect to pay any cash dividends in the foreseeable future.  Earnings are reinvested in business activities.

Issuer Purchases of Equity Securities.

During the fourth quarter of the fiscal year, the company repurchased 98,940 shares of its common stock on the open market at a weighted average price of $7.30.  The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008.  The plan authorized repurchases up to $2,000,000, but could be expanded, suspended or discontinued at any time.  Subsequent to October 31, 2008, and through January 5, 2009, the company has repurchased an additional 64,112 shares, bringing the total shares repurchased to 163,052 at an average price per share of $8.60.

Issuer Purchases of Equity Securities

			Total number
			of shares	Maximum dollar
			purchased	value of shares
			as part of	that may yet
	Total number of	Average price	publicly	be purchased
Period	shares purchased	paid per share	announced plan	under the plan

September 1 - 30 2008	18,571	$7.38	18,571	$1,844,000
October 1 - 31 2008	80,369	$7.04	80,369	$1,278,000

Total	98,940		98,940	$1,278,000

Subsequent to October 31, 2008, and through January 5, 2008, the company has repurchased an additional 64,112 shares, bringing the total shares repurchased to 163,052 at an average price per share of $8.60.

Performance Graph

The following performance graph compares the cumulative total stockholder return on the company’s common stock for the six-year period ended October 31, 2008 with the cumulative total return of the AMEX Natural Gas Index, and the Standard & Poor’s 500 Stock Index.  The identities of the companies included in the index will be provided upon request.

	October 31
	2002	2003	2004	2005	2006	2007	2008
CREDO Petroleum Corporation	$100	$259	$310	$610	$440	$329	$296
Standard & Poor’s 500 Stock Index	100	119	128	136	156	175	109
AMEX Natural Gas Index	100	152	210	299	335	443	340

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the company and is qualified in its entirety by reference to the historical financial statements and notes thereto of the company included in Item 8, “Financial Statements and Supplementary Data.”  The statement of operations and balance sheet data included in this table for each of the five years in the period ended October 31, 2008 were derived from the audited financial statements and the accompanying notes to those financial statements.

	Years Ended October 31,
	2008	2007	2006	2005	2004
Audited Financial Information
Statement of Operations Data:
Oil and gas sales	$17,345,000	$14,265,000	$16,103,000	$13,862,000	$10,084,000
Oil and gas production expense	3,861,000	3,375,000	3,407,000	2,759,000	2,075,000
Depreciation, depletion and amortization	3,583,000	3,666,000	3,642,000	2,402,000	1,747,000
General and administrative	1,637,000	1,397,000	1,291,000	1,117,000	1,171,000
Income from operations	8,264,000	5,827,000	7,763,000	7,584,000	5,091,000
Realized hedge gains(losses)	(1,113,000)	1,909,000	(266,000)	(719,000)	(717,000)
Unrealized hedge gains(losses)	1,301,000	(454,000)	1,327,000	182,000	(857,000)
Investment and other income(loss)	(291,000)	819,000	654,000	146,000	343,000
Interest expense	8,000	26,000	42,000	37,000	39,000
Income before income taxes	8,153,000	8,075,000	9,436,000	7,156,000	3,821,000
Net income	5,993,000	5,760,000	6,836,000	5,153,000	2,751,000
Net income per share(1):
Basic	$0.62	$0.62	$0.74	$0.57	$0.30
Diluted	$0.61	$0.61	$0.72	$0.55	$0.30
Weighted-average shares outstanding(1):
Basic	9,697,000	9,280,000	9,207,000	9,080,000	9,036,000
Diluted	9,758,000	9,395,000	9,482,000	9,367,000	9,282,000

Balance Sheet Data:
Working capital	24,160,000	12,511,000	10,073,000	7,697,000	5,611,000
Total assets	80,650,000	55,349,000	47,759,000	37,844,000	30,976,000
Long-term obligations:
Deferred income taxes-net	11,117,000	9,204,000	8,039,000	5,978,000	4,605,000
Asset retirement obligation	1,338,000	1,016,000	954,000	929,000	748,000
Exclusive license agreement obligation	—	85,000	163,000	233,000	297,000
Stockholders’ equity	62,211,000	41,140,000	34,767,000	26,947,000	20,920,000

Unaudited Operating Data
Production Volumes:
Gas (Mcf)	1,545,000	1,926,000	2,176,000	1,830,000	1,710,000
Oil (Bbls)	56,000	51,000	41,000	37,000	41,000
Mcfe	1,880,000	2,234,000	2,422,000	2,050,000	1,960,000
Avg. sales price before realized derivative gains & losses:
Per Mcf	$7.65	$5.79	$6.24	$6.55	$5.02
Per Bbls	$99.28	$60.95	$61.14	$50.90	$36.57
Avg. sales price after realized derivative gains & losses:
Per Mcf	$7.40	$6.78	$6.11	$6.16	$4.60
Per Bbls	$99.28	$60.95	$61.14	$50.90	$36.57
Reserves(2):
Gas (Mcf)	15,525,000	16,973,000	16,005,000	15,516,000	15,273,000
Oil (Bbls)	710,000	591,000	422,000	386,000	407,000
Mcfe	19,788,000	20,517,000	18,537,000	17,835,000	17,717,000
Estimated future net revenues	$53,655,000	$101,501,000	$84,861,000	$136,878,000	$77,612,000
Estimated future net revenues discounted at 10%	$32,330,000	$62,071,000	$52,328,000	$81,209,000	$44,551,000

(1) The effect of the three for two stock splits in 2005 and 2004 are reflected in all historical share and per share data.

(2) See Footnote 10 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

Summary – During 2008, the company’s operations were focused on its two core projects — drilling in the Mid-Continent area of the U.S. and application of its Calliope Gas Recovery System.  During the past several years, the company has significantly expanded the volume and breadth of its drilling activities by diversifying geographically, scientifically, and in terms of capital, risk and reserve potential.  The company has also implemented a program to increase the volume of its Calliope applications by joint venturing with other companies.

These activities are discussed in greater detail below.

The company believes that, in combination, its drilling and Calliope projects provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived oil and natural gas reserves and production at reasonable costs and risks.  However, it should be expected that successful results will occur unevenly for both the drilling and Calliope projects.  Drilling results are dependent on both the timing of drilling and on the drilling success rate.  Calliope results are primarily dependent on the timing, volume and quality of Calliope installations available to the company.

The company will continue to actively pursue adding reserves through its two core projects in fiscal 2009, and expects these activities to be a reliable source of reserve additions.  However, the timing and extent of such activities can be dependent on many factors which are beyond the company’s control, including but not limited to, the availability of oil field services such as drilling rigs, production equipment and related services, and access to wells for application of the company’s patented gas recovery system on low pressure gas wells.  The prevailing price of oil and natural gas has a significant effect on demand and, thus, the related cost of such services and wells.

During the year, the company experienced delays in securing delivery of production equipment, primarily compressors and coil tubing.  These delays extended the time to conduct field operations in general, and in particular related to installations of Calliope systems.

Results of Operations

In 2008, oil and gas revenues increased 22% to $17,345,000 compared to $14,265,000 in 2007.  The increase was due to a 63% increase in oil prices and a 32% increase in gas prices (excluding realized derivative gains and losses) partially offset by a 16% decrease in gas equivalent production.  As the oil and gas price/volume table on page 22 shows, total gas price realizations, which reflect realized derivative transactions, increased 9% to $7.40 per Mcf and oil price realizations increased to $99.28 per barrel.  The net effect of these price realization changes was to increase oil and gas sales by $3,252,000 (vs. $5,547,000 increase without derivative gains and losses).  Realized derivative losses were $1,113,000 in 2008 compared to gains of $1,909,000 in 2007.  During the same period, the company’s gas equivalent production fell 16% resulting in a decrease in oil and gas sales of $2,467,000.  Unrealized derivative gains were $1,301,000 in FY 2008 compared to unrealized losses of $454,000 in 2007.  Investment and other income decreased primarily due to market place declines impact on the company’s investments.

In 2008, total costs and expenses rose 7.6% to $9,081,000 compared to $8,438,000 in 2007.  Oil and gas production expenses increased 14% due primarily to the addition of new wells and escalating field service costs.  General and administrative expenses increased 17% primarily due to increases in salaries and benefits, accounting and professional fees.  The effective tax rate was 26.5% and 28.7% for the 2008 and 2007 periods, respectively.  The variation from statutory rate is primarily due to percentage depletion.

In 2007, oil and gas revenues decreased 11% to $14,265,000 compared to $16,103,000 in 2006.  The decrease was due to a 7% decline in gas prices (excluding realized derivative gains and losses) and an 8% decrease in gas equivalent production.  As the oil and gas price/volume table on page 22 shows, total gas price realizations, which reflect realized hedging transactions, increased 11% to $6.78 per Mcf and oil price realizations fell to $60.95 per barrel.  The net effect of these price realization changes was to increase oil and gas sales by $1,187,000 (vs. $988,000 decrease without derivatives).  Realized derivative gains were $1,909,000 in 2007 compared to losses of $266,000 in 2006.  During the same period, the company’s gas equivalent production fell 8% resulting in a decrease in oil and gas sales of $849,000.  Unrealized derivative losses were $454,000 in FY 2007 compared to unrealized gains of $1,327,000 in 2006.  Investment and other income increased primarily due to improved performance from the company’s investments.

In 2007, total costs and expenses rose 1% to $8,438,000 compared to $8,340,000 for 2006.  Oil and gas production expenses fell 1% due primarily to reduced taxes associated with lower production.  General and administrative expenses increased 8% primarily due to increases in professional fees related to compliance with Sarbanes-Oxley regulations.  Interest expense relates to the Calliope exclusive license agreement note payment.  The effective tax rate was 28.7% and 27.6% for the 2007 and 2006 periods, respectively.

Liquidity and Capital Resources

At October 31, 2008, working capital increased 93% to $24,160,000, compared to $12,511,000 at October 31, 2007, primarily due to the sale of 1,150,000 shares of newly issued common stock.  For the year ended October 31, 2008, net cash provided by operating activities was $12,293,000 compared to $11,674,000 for the same period in 2007.  The difference is primarily due to differences in non-cash unrealized gains/losses from derivatives of $1,755,000 between 2007 and 2008, a change in net proceeds from short-term investments from 2007 to 2008 of $3,480,000 and a decrease in accounts payable and accrued liabilities from 2007 to 2008 of $285,000 and an increase in trade receivables from 2007 to 2008 of $759,000.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $12,528,000 and $9,144,000, in 2008 and 2007.  Financing activities primarily included the sale of common stock of $15,095,000 net of transaction costs in 2008, the purchase of treasury stock of $722,000 and $506,000 and proceeds from exercise of stock options of $637,000 and $368,000 in 2008 and 2007, respectively.

The company’s earnings before unrealized gains/losses on derivative contracts, interest, taxes, depreciation, depletion and amortization, (“EBITDA”) was $11,744,000 for the year ended October 31, 2008 and $11,767,000 for the prior year.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	For The Year Ended October 31,
	2008	2007	2006
RECONCILIATION OF EBITDA:
Net Income	$5,993,000	$5,760,000	$6,836,000
Add Back(Deduct):
Interest Expense	8,000	26,000	42,000
Income Tax Expense	2,160,000	2,315,000	2,600,000
Depreciation, Depletion and Amortization Expense	3,583,000	3,666,000	3,642,000
EBITDA	$11,744,000	$11,767,000	$13,120,000

The average return, loss, on the company’s investments for the year ended October 31, 2008 and 2007 was a loss of 2.0% and a gain of 11.0%, respectively.  At October 31, 2008, approximately 92% of the investments consist primarily of professionally managed limited partnerships which include investments that are not publicly traded and may have less readily determinable market values.  The company is in the process of liquidating these investments.  Remaining investments are directly invested in mutual funds and were managed by professional money managers.  Most of the investments are liquid and the company believes they represent a responsible approach to cash management.  In the company’s opinion, the greatest investment risk is the potential for negative market impact from unexpected, major adverse news.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital requirements for at least the next 12 months.  At October 31, 2008, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 1 to the Consolidated Financial Statements.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

As of October 31, 2008, the company had the following known contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Exclusive license obligation(1)	$85,000	$85,000	$—	$—	$—
Operating lease obligations	78,000	32,000	46,000	—	—

Total	$163,000	$117,000	$46,000	$—	$—

(1)	Subsequent to October 31, 2008, the company purchased the patents underlying the license agreement and eliminated this commitment.

Impact of Current Credit Markets

As the company exited the fourth quarter of fiscal 2008, oil and natural gas prices had declined sharply from their recent record levels.  In addition, recent problems in the credit markets, steep stock market declines, financial institution failures and government bail-outs provide evidence of a weakening United States and global economy.  As a result of the market turmoil and price decreases, oil and gas companies with high debt levels and lack of liquidity have been and will continue to be negatively impacted.  However, the company does not expect to be significantly impacted by these recent events.  The company has no debt and is in a financially-strong position due to its past strategies.  The company anticipates its cash on hand and operating cash flow will adequately fund planned capital expenditures and other capital uses over the near-term.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements at October 31, 2008.

Product Prices and Production

Refer to Item 1., “Markets and Customers”, for discussion of oil and gas prices and marketing.

Oil and natural gas sales volume and price realization comparisons for the indicated years ended October 31 are set forth below.  Price realizations include realized hedging gains and losses.

	2008	2007	2006
Price Realization
Natural Gas
Net wellhead price received (per Mcf)	$7.65	$5.79	$6.23
Effects of derivative gains (losses) (per Mcf)(1)	(0.25)	0.99	(0.12)
Net price realization (per Mcf)	$7.40	$6.78	$6.11
% Change	9%	11%	(1)%

Oil
Net wellhead price received (per Bbl)	$99.28	$60.95	$61.14
Effects of derivative gains (losses) (per Bbl)	—	—	—
Net price realization (per Bbl)	$99.28	$60.95	$61.14
% Change	63%	0%	20%

Total Sales Volumes
Natural Gas (Mcf)	1,545,000	1,926,000	2,176,000
% Change	(20)%	(11)%	19%

Oil (Bbl)	56,000	51,000	41,000
% Change	9%	24%	11%

Total equivalent production (Mcfe)	1,880,000	2,234,000	2,422,000
% Change	(16)%	(8)%	18%

(1) Effects of realized gains (losses) on natural gas hedging derivative contracts.

Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict.  Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  Derivative transactions typically take the form of forward short positions and collars on the NYMEX futures market, and are closed by purchasing offsetting positions.

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on its Balance Sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

Open derivative contracts at October 31, 2008 are indexed to the NYMEX and are represented by short positions.  Actual price realizations in the company’s principal areas of operations (primarily Oklahoma) are expected to be 15% to 17% below NYMEX prices primarily due to basis differentials.  However, regional weather conditions and other economic factors, such as the current delay in completion of the eastern extension of the Rocky Mountain Express gas pipeline, resulting in excess natural gas supplies to the mid-continent region, can periodically result in substantially higher basis differentials.  At October 31, 2008, the Oklahoma basis differential was 56% of the NYMEX price.

The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls.  To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls.  The maximum credit line available is $5,900,000 with interest calculated at the prime rate.  The facility is unsecured and has covenants that require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits funded debt in excess of $500,000.  The line expires November 15, 2010.

Oil and Gas Activities

Capital Spending.  Capital spending in 2008 totaled $14,948,000, consisting primarily of additions to oil and gas properties.  Subsequent to fiscal year end, the company purchased all of the Calliope Gas Recovery System patents and all of the remaining third party right, title and interest in the Calliope technology.  In addition, the company purchased all of the patents for its new Tractor Seal fluid lift technology together with all third party right, title and interest in the technology  The Tractor Seal technology is currently in the development state and, except for the patents, the company has not yet provided public disclosure regarding the technology.  The total purchase price was $4,500,000.

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

During the year, the company drilled thirteen wells on its Oklahoma properties.  Of those, eleven are producers and two were dry holes.  Subsequent to fiscal year end, the company drilled three wells in Oklahoma, all of which appear to be commercial producers.  During the final 24-hour test, a new deeper pool discover well on the company’s 1,280 gross acre Pool\Proffitt prospect produced oil and gas at high rates from the Hunton formation with virgin pressure.  Electric logs and drilling and completion data indicate that the Chester and Mississippian formations are also productive in the well.  However, completion of the up-hole zones will be delayed in order to more fully evaluate the Hunton zone potential.  The company owns a 47% working interest and is the operator.  About one mile to the north on the Pool\Proffitt prospect, another well is currently being completed in the Mississippian and Chester formations.  The company owns a 73% working interest and is the operator.  A third well is currently being completed for production in Carter County in which the company owns a 44% working interest.  The new well will develop two deeper Deese formation oil sands and the Woodford formation, both of which electric logs indicate are productive.

In Southern Oklahoma, the company is participating in three waterflood projects as part of its overall strategy to improve the oil ratio in its reserve base.  In Carter County, CREDO owns 17% of the Southeast Hewitt waterflood unit which has already produced 703,000 barrels of oil.  The company also owns about 22% in Phase 1, and 12.3% in Phase 2, of a Twin Forks Deese sand waterflood unit that has recently been formed.  In Love County, CREDO owns 13% in Phase 1, and 9.5% in Phase 2, of the Eastman Hills waterflood unit that is installed and operational.

In Hemphill County, Texas, the company has purchased interests in over 6,000 gross acres and has taken over as operator of 11 wells.  The new acreage complements the company’s existing prospect acreage and brings its total acreage in the area to approximately 9,000 gross acres.

South Texas – In South Texas, the initial test well on the Gemini Prospect resulted in a dry hole. The 17,000-foot well confirmed the seismic interpretation and found porous sand.  However, the sand was water wet and the well was plugged and abandoned.  CREDO received approximately $1,300,000 of cash for the multiple prospect package and retained an 11.25% “carried interest” in the test well.

The prospect package consists of two additional Deep Wilcox prospects located north of the Gemini Prospect.  These two prospects are structurally different and unique compared to the Gemini Prospect.  Those prospects are being further evaluated, and if drilled, CREDO will have an 11.25% carried interest in the first well.

Elsewhere in South Texas, the company has  purchased a 15.5% working interest in the Escobas Field. A new 15,500-foot Wilcox well has been drilled in which the company has a small carried interest.  That well is currently producing 2.7 MMcfd (million cubic of gas per day) on a 12/64ths choke.

Central Kansas Uplift – The company further expanded the volume and breadth of its exploration program with a new drilling project in central Kansas and Nebraska.  The project provides diversification to the company’s drilling program geographically and scientifically through the use of 3-D seismic to identify shallow oil prospects.  The acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying satellite structures near mature producing fields.  Higher oil prices have justified using 3-D seismic technology to locate undrilled structures that are very difficult to find with old technology.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet and, compared to the company’s Northern Anadarko Basin and South Texas projects, is relatively low cost, low risk, and exclusively targets oil reserves in an effort to bring better product balance to the company’s reserve base.  The company has assembled about 141,000 gross (66,000 net) acres and is continuing to seek opportunities to increase its exposure to the play.  The company owns working interests in the existing prospects ranging from 12.5% to 85%.  The company’s recent drilling results have improved significantly as it continues to find the keys to successful seismic and geologic interpretation.  At October 31, 2008, the company has participated in drilling a total of 29 wells on the acreage, of which 48% have been successfully completed as oil producers.  Well depths range from 3,500 to 4,000 feet and drilling costs are moderate.

The company has recently drilled a wildcat well on a 2,150 gross acre seismically defined prospect. Production pipe has been set through the Lansing-Kansas City formation.  The well is classified as a “tight hole”, meaning that detailed information is not being released for proprietary business reasons.  CREDO owns an 85% working interest in the prospect and is the operator.  Development drilling is scheduled.

North Dakota – During 2008 the company expanded its exploration program into North Dakota and acquired approximately 4,200 gross acres (4,100 net) in the Fort Berthold Indian Reservation  area of the Bakken shale play.

Calliope Gas Recovery Technology

Calliope’s Track Record – The company’s current compilation of Calliope’s track record shows Calliope installations on 25 wells located in Oklahoma, Texas and Louisiana.  The Calliope wells produce from both sandstone and carbonate reservoirs including the Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Redfork and Springer formations.  The Calliope wells range in depth from 6,400 to 18,400 feet.  These wells represent rigorous applications for Calliope because at the time Calliope was installed, 14 of the wells were dead (an average of two to three years), nine were uneconomic and two were marginal.  In addition, prior to the time Calliope was installed, many of the reservoirs were damaged by the “parting shots” of previous operators. Twenty-three of the wells were acquired from other operators after the operators had given-up on these wells.  The previous operators were mostly medium to large independent oil and gas companies.

Initial Calliope production rates range up to 650 Mcfd and average per well Calliope reserves for non-experimental wells are estimated to be 1.0 Bcf.  One of the company’s early Calliope installations, the J.C. Carroll well, has now produced over 1.1 billion cubic feet of gas using Calliope.

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

Calliope has achieved compelling results on these less than ideal wells.  For example, the entire group of 14 non-experimental wells were producing a total of only 88 Mcfd when Calliope was installed.  Without Calliope, the wells represented a substantial plugging liability.  However, with Calliope, those same 14 wells have now produced an approximate incremental 4.2 Bcfe to date, and they are still producing substantial quantities of gas.  With Calliope and depending on natural gas prices at the time gas is produced, the 14 wells are projected to have estimated ultimate incremental Calliope reserves ranging from 11 to 14 Bcfe depending primarily on the effect that natural gas prices have on well economics.

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

Purchasing Calliope Candidate Wells – The company has Calliope operations in Oklahoma, Texas and Louisiana, and considers Texas and Louisiana to be very fertile areas for Calliope.  Accordingly, the company opened a Houston office to focus exclusively on purchasing wells for Calliope and on Calliope joint ventures.

During most of 2008, higher natural gas prices made it increasingly difficult for the company to purchase wells for its Calliope system.  In addition, higher gas prices provided the incentive for other companies to perform high risk procedures (“parting shots”) in an attempt to revive wells prior to abandoning or selling the wells.  These parting shots often result in severe reservoir damage that renders wells unsuitable for Calliope.  Accordingly, viable Calliope candidate wells available to be purchased by the company were very restricted.

Joint Ventures With Third Parties – In an effort to increase the number of Calliope installations, the company has been discussing joint ventures with larger companies.  Presentations have been made to a select group of companies, including majors and large independents.  All of the companies have expressed an interest in Calliope.  Two joint venture agreements were completed during 2007, and joint venture discussions are in progress with a number of companies, including evaluation of candidate wells.

Calliope Drilling Project – The company believes that there is a huge amount of gas stranded in abandoned and low pressure reservoirs that, depending on natural gas prices, can be economically recovered using Calliope.  It believes drilling new wells for Calliope into such reservoirs will provide a repeatable opportunity to lease large areas for systematic re-development.  In addition, new wells allow optimum casing and tubular sizes to be installed which will substantially improve reserves and production compared to installing Calliope on existing wells where undersized tubulars often restrict Calliope’s optimum performance.

Current low natural gas prices may delay such drilling projects until prices recover.

For example, the company entered into a joint venture to purchase an 11,000-foot well located in East Texas.  The previous operator drilled the well and encountered low reservoir pressure.  After unsuccessful attempts to make the well produce, the operator sold the well to the company joint venture for salvage value.  Calliope was installed and immediately made the well a highly commercial producer.  The well provided a successful test of the Calliope drilling concept and demonstrated that Calliope will successfully solve liquid loading problems that are difficult to address with other liquid lift technologies.

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

Derivatives.  The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on its balance sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

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

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects.  If such capitalized costs exceed the ceiling, the company will record a write-down to the extent of such excess as a non-cash charge to earnings, unless the company considered price increases subsequent to the balance sheet date which may reduce or eliminate a write-down.  Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.

Periodically market conditions can result in a significant increase in the differential between the NYMEX price for natural gas and the regional price index that is utilized to value the company’s reserves.

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

The company’s reserves, and reserve values, are concentrated in 68 properties (“Significant Properties”).  Some of the Significant Properties are individual wells and others are multi-well properties.  At October 31, 2008, the Significant Properties represent 24% of the company’s total properties but a disproportionate 80% of the discounted value (at 10%) of the company’s reserves.  Individual wells on which the company’s patented Calliope liquid lift system is installed comprise 16% of the Significant Properties and represent 14% of the discounted reserve value of such properties.  Reserves added in 2008 comprise 25% of the Significant Properties and represent 26% of the discounted value of such properties.

Estimates of reserve quantities and values for certain Significant Properties must be viewed as being subject to significant change as more data about the properties becomes available. Such properties include wells with limited production histories and properties with proved undeveloped or proved non-producing reserves.  In addition, the company’s patented Calliope liquid lift system is generally installed on mature wells.  As such, they contain older down-hole equipment that is more subject to failure than new equipment.  The failure of such equipment, particularly casing, can result in complete loss of a well.  Historically, performance of the company’s wells has not caused significant revisions in its proved reserves.

Price changes will affect the economic lives of oil and gas properties and, therefore, price changes may cause reserve revisions.  Price changes have resulted in estimated reserve revisions in fiscal year 2008.  Compared with fiscal year end 2007, natural gas prices have decreased 30% and oil prices have decreased 22%.  These price decreases resulted in a 14.5% reduction in estimated proved reserves.

One measure of the life of the company’s proved reserves can be calculated by dividing proved reserves at fiscal year end 2008 by production for fiscal year 2008.  This measure yields an average reserve life of 10.5 years.  Since this measure is an average, by definition, some of the company’s properties will have a life shorter than the average and some will have a life longer than the average.  The expected economic lives of the company’s properties may vary widely depending on, among other things, the size and quality, natural gas and oil prices, possible curtailments in consumption by purchasers, and changes in governmental regulations or taxation.  As a result, the company’s actual future net cash flows from proved reserves could be materially different from its estimates.

Asset Retirement Obligations.  Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” requires that the company estimate the future cost of asset retirement obligations, discount that cost to its present value, and record a corresponding asset and liability in its Consolidated Balance Sheets.  The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, useful life, and cost of capital.  The nature of these estimates requires the company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows.  FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  FAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (fiscal 2010 for the company).  The Company is in the process of determining the effects the adoption of FAS 161 will have on its financial statement disclosures.

In December, 2007 the FASB issued FSAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This Statement provides all entities with an option to report selected financial assets and liabilities at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after

November 15, 2007, with early adoption available in certain circumstances.  The company does not expect to elect the options provided by FAS 159.

In December, 2007 the FASB issued FSAS No. 157, Fair Value Measurements.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The company will adopt FAS 157 for the first quarter of fiscal 2009 and does not expect a material impact on its financial statements.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated natural gas production through the use of derivatives, typically collars and forward short positions in the NYMEX futures market.  At October 31, 2008 open derivative contracts covered 830 MMBtus at NYMEX prices ranging from $8.00 to $10.60 and covered the production months of November, 2008 through October, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Product Prices and Production” for more information on the company’s hedging activities.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

October 31, 2008 and 2007

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,332,000	$7,285,000
Short-term investments	3,044,000	6,383,000
Receivables:
Trade	995,000	602,000
Accrued oil and gas sales	1,733,000	1,647,000
Derivative assets	1,745,000	443,000
Other current assets	205,000	55,000
Total current assets	30,054,000	16,415,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	12,280,000	7,791,000
Evaluated oil and gas properties	59,730,000	51,691,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(25,554,000)	(22,108,000)
Net oil and gas properties	46,456,000	37,374,000
Intangible assets, net of accumulated amortization of $595,000 in 2008 and $501,000 in 2007	1,079,000	198,000
Compressor and tubular inventory to be used in development of oil and gas properties	2,592,000	1,090,000
Other, net	379,000	272,000
Total assets	$80,560,000	$55,349,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,857,000	$1,639,000
Revenue distribution payable	982,000	979,000
Other accrued liabilities	931,000	852,000
Income taxes payable	124,000	434,000
Total current liabilities	5,894,000	3,904,000

Long-term liabilities:
Deferred income taxes, net	11,117,000	9,204,000
Exclusive license obligation, less current obligations of $85,000 in 2008 and $77,000 in 2007	—	85,000
Asset retirement obligation	1,338,000	1,016,000
Total liabilities	18,349,000	14,209,000

Commitments:	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 shares issued in 2008 and 9,510,000 shares issued in 2007	1,066,000	951,000
Capital in excess of par value	31,352,000	15,913,000
Treasury stock, at cost, 223,000 shares in 2008, and 215,000 shares in 2007	(982,000)	(506,000)
Retained earnings	30,775,000	24,782,000
Total stockholders’ equity	62,211,000	41,140,000

Total liabilities and stockholders’ equity	$80,560,000	$55,349,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended October 31, 2008

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2008	2007	2006

Oil and gas sales	$17,345,000	$14,265,000	$16,103,000

Costs and expenses:
Oil and gas production	3,861,000	3,375,000	3,407,000
Depreciation, depletion and amortization	3,583,000	3,666,000	3,642,000
General and administrative	1,637,000	1,397,000	1,291,000
	9,081,000	8,438,000	8,340,000

Income from operations	8,264,000	5,827,000	7,763,000

Other income and (expense)
Gains (losses) from derivatives Realized	(1,113,000)	1,909,000	(266,000)
Unrealized	1,301,000	(454,000)	1,327,000
	188,000	1,455,000	1,061,000

Investment and other income (loss)	(291,000)	819,000	654,000
Interest (expense)	(8,000)	(26,000)	(42,000)
	(111,000)	2,248,000	1,673,000

Income before income taxes	8,153,000	8,075,000	9,436,000
Income taxes	(2,160,000)	(2,315,000)	(2,600,000)

Net income	$5,993,000	$5,760,000	$6,836,000

Basic net income per share	$.62	$.62	$.74

Diluted net income per share	$.61	$.61	$.72

Weighted average number of shares of common stock and dilutive securities:
Basic	9,697,000	9,280,000	9,207,000

Diluted	9,758,000	9,395,000	9,482,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended October 31, 2008

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

			Capital In			Total
	Common Stock		Excess Of	Treasury	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Earnings	Equity

Balance, October 31, 2005	9,510,000	$951,000	$13,935,000	$(125,000)	$12,186,000	$26,947,000
Net income	—	—	—	—	6,836,000	6,836,000
Exercise of common stock options	—	—	710,000	125,000	—	835,000
Compensation expense related to stock options	—	—	209,000	—	—	209,000
Tax Benefit for FAS 123R option expense	—	—	(60,000)	—	—	(60,000)

Balance, October 31, 2006	9,510,000	951,000	14,794,000	—	19,022,000	34,767,000
Net income	—	—	—	—	5,760,000	5,760,000
Purchase of treasury stock	—	—	—	(506,000)	—	(506,000)
Exercise of common stock options	—	—	368,000	—	—	368,000
Compensation expense related to stock options	—	—	153,000	—	—	153,000
Tax benefit from exercise of stock options	—	—	598,000	—	—	598,000

Balance, October 31, 2007	9,510,000	951,000	15,913,000	(506,000)	24,782,000	41,140,000
Net income	—	—	—	—	5,993,000	5,993,000
Sale of common stock	1,150,000	115,000	16,560,000	—	—	16,675,000
Payment of transactions costs	—	—	(1,580,000)	—	—	(1,580,000)
Purchase of treasury stock	—	—	—	(722,000)	—	(722,000)
Exercise of common stock options	—	—	294,000	246,000	—	540,000
Compensation expense related to stock options	—	—	68,000	—	—	68,000
Tax benefit from exercise of stock options	—	—	97,000	—	—	97,000
Balance, October 31, 2008	10,660,000	$1,066,000	$31,352,000	$(982,000)	$30,775,000	$62,211,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended October 31, 2008

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2008	2007	2006
Cash flows from operating activities:
Net income	$5,993,000	$5,760,000	$6,836,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,583,000	3,666,000	3,642,000
ARO liability accretion	51,000	36,000	40,000
Unrealized (gains) losses from derivatives	(1,301,000)	454,000	(1,327,000)
Deferred income taxes	1,913,000	1,763,000	2,001,000
(Gain) loss on short-term investments	618,000	(603,000)	(480,000)
Compensation expense related to stock options granted	68,000	153,000	209,000
Other	63,000	26,000	(22,000)
Changes in operating assets and liabilities:
Proceeds from short-term investments	2,721,000	1,544,000	551,000
Purchase of short-term investments	—	(1,700,000)	(200,000)
Trade receivables	(393,000)	316,000	226,000
Accrued oil and gas sales	(86,000)	175,000	813,000
Other current assets	(150,000)	16,000	174,000
Accounts payable and accrued liabilities	(477,000)	(192,000)	667,000
Income taxes payable	(310,000)	260,000	(157,000)

Net cash provided by operating activities	12,293,000	11,674,000	12,973,000

Cash flows from investing activities:
Additions to oil and gas properties	(9,544,000)	(9,144,000)	(11,746,000)
Proceeds from sale of oil and gas properties	—	310,000	670,000
Changes in other long-term assets	(1,652,000)	84,000	(20,000)
Additions to intangible assets	(975,000)	—	—

Net cash used in investing activities	(12,171,000)	(8,750,000)	(11,096,000)

Cash flows from financing activities:
Sale of common stock	15,095,000	—	—
Proceeds from exercise of stock options	637,000	368,000	835,000
Purchase of treasury stock	(722,000)	(506,000)	—
Principal payment on exclusive license obligation	(85,000)	(78,000)	(70,000)

Net cash provided (used) by financing activities	14,925,000	(216,000)	765,000

Increase in cash and cash equivalents	15,047,000	2,708,000	2,642,000

Cash and cash equivalents:
Beginning of period	7,285,000	4,577,000	1,935,000

End of period	$22,332,000	$7,285,000	$4,577,000

Supplemental Cash Flow Information:
Cash paid during the period for income taxes	$447,000	$371,000	$620,000
Cash paid during the period for interest	$8,000	$26,000	$30,000
Additions to oil & gas properties included in current liabilities	$3,127,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

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

Cash, Cash Equivalents, and Short-Term Investments

Cash equivalents consist of liquid investments with original maturities of three months or less.  At October 31, 2008, approximately 92% of short-term investments consist primarily of professionally managed limited partnerships which include investments that are not publicly traded and may have less readily determinable market values.  The company is in the process of liquidating these investments.  The partnerships are invested primarily in financial instruments.  Unrealized gains on limited partnerships are not significant.  Remaining short term investments are directly invested in mutual funds and were managed by professional money managers.  Short-term investments are classified as “trading” and are stated at fair value with realized and unrealized gains and losses immediately recognized.

Concentration of Credit Risk

Substantially all of the company’s receivables are within the oil and natural gas industry, primarily from purchasers of oil and gas and from joint interest owners.  These receivables are due from many companies with collectability being dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry.  The receivables are not collateralized.  In any event that monthly JIB receivables become delinquent, the company has the ability to net the receivables against revenue distributions to the delinquent account.  To date the company has had minimal bad debts.

Fair Value of Financial Instruments

The company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition

The company derives its revenue primarily from the sale of produced natural gas and crude oil.  The company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as separate expenses.  Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands, the sales method.  Payment is generally received between 30 and 90 days after the date of production.  The company makes estimates of the amount of production delivered to purchasers and the prices it will receive.  The company uses its knowledge of its properties; their historical performance; the anticipated effect of weather conditions during the month of production; NYMEX and local spot market prices; and other factors as the basis for these estimates.  Variances between estimates and the actual amounts received are recorded when payment is received, or when better information is available.

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

Oil and Gas Properties

The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  Depletion costs per Mcfe (thousand cubic feet equivalent) were $1.83, $1.59 and $1.46 in 2008, 2007 and 2006 respectively.  A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  For the years ended October 31, 2008, 2007, and 2006, the company capitalized $403,000, $316,000, and $330,000 of general and administrative costs, respectively.

Both the volume of proved reserves and any estimated future expenditures used for the depletion calculation are based on estimates such as those described under “Oil and Gas Reserves” below.

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects.  If such capitalized costs exceed the ceiling, the company will record a write-down to the extent of such excess as a non-cash charge to earnings, unless the company considers price increases subsequent to the balance sheet date which may reduce or eliminate a write-down.  Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.

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

Oil and Gas Reserves

The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the company’s oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves.  Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the company’s control.  Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.  See Note 9 for further discussion of reserve estimates and the related uncertainties.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization.  Amortization is calculated on a ratable basis over the expected useful life of the asset.  Intangible assets are periodically reviewed for indications of impairment and if impairment has occurred, the asset is written down to its expected realizable value.

Asset Retirement Obligations.

The company estimates the future cost of asset retirement obligations, discounts that cost to its present value, and records a corresponding asset and liability in its Consolidated Balance Sheets.  The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, useful life, and cost of capital.  The nature of these estimates requires the company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  A reconciliation of the company’s asset retirement obligation liability is as follows:

	October 31,
	2008	2007

Beginning asset retirement obligation	$1,016,000	$954,000
Accretion expense	51,000	36,000
Obligations incurred	259,000	46,000
Obligations settled	—	—
Change in estimate	12,000	(20,000)
Ending asset retirement obligation	$1,338,000	$1,016,000

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

Natural Gas Derivatives

The company periodically uses derivatives as economic hedges of the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  These transactions typically take the form of forward short positions and collars based upon the NYMEX futures market, and are closed by purchasing offsetting positions.  Such contracts do not exceed estimated production volumes and are authorized by the company’s Board of Directors.  Contracts are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on its Balance Sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

The company had realized hedging losses of $1,113,000 in 2008, gains of $1,909,000 in 2007 and losses of $266,000 in 2006.  The company had unrealized gains on derivative contracts in 2008 of $1,301,000, $1,327,000 in 2006, and losses of $454,000 in 2007.  At October 31, 2008 open derivative contracts covered 830 MMBtus at NYMEX basis prices ranging from $8.00 to $10.60, and cover the production months of November 2008 through October 2009.

The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls.  To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls.  The maximum credit line available is $5,900,000 with interest calculated at the prime rate.  The facility is unsecured and has covenants that require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits funded debt in excess of $500,000.  The line expires November 15, 2010.

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

The fair value of the stock option grants are amortized over the respective vesting period using the straight-line method and assuming no forfeitures.  Based on the historical experience of the company, forfeitures are not significant.  Compensation expense related to stock options included in General and Administrative Expense for the years ended October 31, 2008, 2007 and 2006 is $68,000, $153,000 and $209,000, respectively.  The estimated unrecognized compensation cost from unvested options as of October 31, 2008 was approximately $224,000, which is expected to be recognized over an average period of 3.0 years.

The following table summarizes stock option activity in the company’s stock-based compensation plans for the years ended October 31, 2008, 2007 and 2006.

		Weighted
		Average	Aggregate	Number of
	Number of	Exercise	Intrinsic	shares
	shares	Price	Value (1)	exercisable

Outstanding at November 1, 2005	485,064	5.78	3,512,000	348,114
Exercised	(143,813)	5.81	2,227,000
Cancelled	(26,249)	8.82

Outstanding at October 31, 2006	315,002	5.52	2,363,000	266,939
Granted at fair value	40,000	12.78
Exercised	(84,187)	4.39	704,000
Cancelled	(564)	5.93

Outstanding at October 31, 2007	270,251	6.94	875,000	236,918
Granted at premium to fair value	53,706	14.31
Exercised	(91,188)	5.93	415,000

Outstanding at October 31, 2008	232,769	9.04	394,000	157,397

(1)  The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

Stock options, except those granted at a premium in 2008, are granted at the fair market value of one share of Common Stock on the date of grant.  Options granted to non-employee directors vest 1/3 immediately and 1/3 on each subsequent anniversary.  Options granted to non-director officers and other employees vest over three to four years.  All outstanding options had a term of ten years at the date of grant.

The fair value of each option granted in 2008, 2007 and 2006 was estimated using the Black-Scholes option pricing model.

The following assumptions were used to compute the weighted average fair value of options granted during the periods presented.

	2008	2007	2006
Expected life of options	5 years	2.5 years	N/A - No grants in 2006
Risk free interest rates	2.93%	4.58%
Estimated volatility	49.41%	50.84%
Dividend yield	0.00%	0.00%
Weighted average fair market value of options granted during the year	$3.15	$4.47

The following table summarizes information about options outstanding at October 31, 2008.

		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number of	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Prices	Options	Life (Years)	Price	Value	Exercisable	Price	Value

$5.93	139,063	4.6	$5.93	$394,000	139,063	5.93	394,000
12.78	40,000	8.1	12.78	—	18,334	12.78	—
14.31	53,706	9.9	14.31	—	—	14.31	—

$5.93 - $14.31	232,769	6.4	$9.04	$394,000	157,397	6.73	$394,000

Per Share Amounts

Basic income per share is computed using the weighted average number of shares outstanding. Diluted income per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the company’s stock for the period.  Total potential dilutive shares based on options outstanding at October 31, 2008 were 60,976.

The company’s calculation of earnings per share of common stock is as follows:

	Year Ended October 31,
	2008			2007			2006
			Net			Net			Net
			Income			Income			Income
	Net		Per	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic earnings
per share	$5,993,000	9,697,000	$.62	$5,760,000	9,280,000	$.62	$6,836,000	9,207,000	$.74
Effect of dilutive
shares of common
stock from
stock options	—	61,000	(.01)	—	115,000	(.01)	—	275,000	(.02)

Diluted earnings
per share	$5,993,000	9,758,000	$.61	$5,760,000	9,395,000	$.61	$6,836,000	9,482,000	$.72

Reclassifications

Certain 2007 and 2006 amounts have been reclassified to conform to current year presentation.  Such reclassifications had no effect on net income or shareholders’ equity.

Recent Accounting Pronouncements

On December 29, 2008 the Securities and Exchange Commission announced final approval of new requirements for reporting oil and gas reserves to be effective in January 2010.  The new disclosure requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The accounting for the limitation on capitalized costs for full cost companies will also be revised.  The new rule is expected to be effective for years ending on or after December 31, 2009, although the transition may be extended.  The company has not yet evaluated the effects on its financial statements and disclosures.

In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB

Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows.  FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  FAS 161 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (fiscal 2010 for the company).  The Company is in the process of determining the effects the adoption of FAS 161 will have on its financial statement disclosures.

In December, 2007 the FASB issued FSAS No.157, Fair Value Measurements.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The company will adopt FAS 157 for the first quarter of fiscal 2008 and does not expect a material impact on its financial statements.

In December, 2007 the FASB issued FSAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  This Statement provides all entities with an option to report selected financial assets and liabilities at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.  The company does not expect to elect the options provided by FAS 159.

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

(2)           COMMON STOCK AND PREFERRED STOCK

The company has authorized 20,000,000 shares of $0.10 par value common stock and as of October 31, 2008, common shares issued are 10,660,000, common shares held in treasury are 223,000 and common shares outstanding are 10,437,000.  In addition, the company has authorized 5,000,000 shares of preferred stock which may be issued in series and with preferences as determined by the company’s Board of Directors.  Approximately 100,000 shares of the company’s authorized but unissued preferred stock have been reserved for issuance pursuant to the provisions of the company’s Shareholders’ Rights Plan.

During the quarter ended July 31, 2008 the company entered into, and closed, a Company Stock Purchase Agreement with RCH Energy Opportunity Fund II, LP (RCH).  Under the terms of the agreement the company sold to RCH 1,150,000 shares of newly-issued common stock, par value $0.10 at a price of $14.50 per share, in cash.  Transaction fees paid from the proceeds of sale were $1,580,000.

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

In connection with the Company Stock Purchase Agreement with RCH the company amended its Rights Agreement, dated as of April 11, 1989, as amended, in order to exempt the Common Stock Purchase Agreement from application of the Rights Agreement.

During 2007, the Company entered into a joint venture agreement with RCH Energy Opportunity Fund II, LP, its affiliates and its General Partner, RR Advisors, LLC to use the Calliope Gas Recovery Technology on wells that they might propose to the joint venture.  As of October 31, 2008, there have been no transactions under this agreement

On September 22, 2008, the company’s Board of Directors authorized a stock repurchase Program.  Under the program, the company may acquire up to $2,000,000 of its common stock.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  At October 31, 2008, the company has acquired 98,940 shares at an aggregate cost of $722,000.

Subsequent to October 31, 2008, and through January 5, 2008, the company has repurchased an additional 64,112 shares, bringing the total shares repurchased to 163,052 at an average price per share of $8.60.

(3)           COMMITMENTS AND CONTINGENCIES

The company leases office facilities under an operating lease agreement entered into May 1, 2006 which expires April 30, 2011.  The lease agreement requires payments of $32,000 in each year through 2010, and $15,000 in 2011.  Total rental expense was $78,000 in 2008, $75,000 in 2007, and $80,000 in 2006.  The company has no capital leases and no other operating lease commitments.

The company has been named as a defendant in a lawsuit alleging breach of contract, and other issues, arising in the normal course of its oil and gas activities.  The company believes that a contractual agreement requires that disputes be resolved by arbitration.  Although the company believes the allegations are without merit and that the company will ultimately prevail, the ultimate outcome of this lawsuit, or arbitration, cannot be determined at this time.  This is the only litigation currently involving the company.

(4)           BENEFIT PLANS

Profit Sharing 401(k) Plan

The company has established a 401(k) plan for the benefit of its employees.  Eligible employees may make voluntary contributions not exceeding statutory limitations to the plan. These contributions may be matched by the company, at its discretion.  Historically, the company has made matching contributions ranging from 40% to 50% of the employees annual contributions.  Matching contributions recorded in fiscal 2008, 2007 and 2006 were $44,000, $44,000, and $37,000, respectively.

Other Company Benefits

The company provides a health and welfare benefit plan to all regular full-time employees. The plan includes health insurance.

(5)           INCOME TAXES

The deferred income tax liability is extremely complicated for any energy company to estimate due in part to the long-lived nature of depleting oil and gas reserves and multiple variables.  Certain parts of the tax calculations involve judgment and estimates.

On November 1, 2007 the company adopted the provisions of FASB Interpretation No. 48,

Accounting for Uncertainty in Income Taxes (“FIN 48”).  In implementing FIN 48, we did not identify any significant uncertain tax positions.  Our policy is to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods.  No interest and penalties related to uncertain tax positions were accrued at October 31, 2008.

We have not had any material changes to our unrecognized tax benefits since adoption, nor do we anticipate significant changes to the total amount of unrecognized tax benefits within the next twelve months.

As of October 31, 2008 the company’s 2007 Federal tax return is under audit by the IRS.  We remain subject to examination of our Federal and state tax returns, except Colorado, for the tax years 2005 and 2006, and for the tax years 2004 through 2007 for our Colorado tax returns.

At October 31, 2008 the company had $1,232,000 of statutory depletion carry forward for tax return purposes.

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

	Years Ended October 31,
	2008	2007	2006
Current	$247,000	$1,150,000	$473,000
Deferred	1,913,000	1,165,000	2,127,000

Total income tax expense	$2,160,000	$2,315,000	$2,600,000

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	Years Ended October 31,
	2008	2007	2006
Federal taxes at statutory rate	2,853,000	2,826,000	3,303,000
Graduated rates	(56,000)	(64,000)	(62,000)
State income taxes and other	210,000	214,000	134,000
Percentage depletion	(847,000)	(661,000)	(775,000)

	2,160,000	2,315,000	2,600,000

The principal sources of temporary differences resulting in deferred tax assets and liabilities at October 31, 2008 and 2007 are as follows:

	October 31,
	2008	2007

Deferred tax assets:
Percentage depletion carryforward	419,000	—

Total deferred tax assets	419,000	—

Deferred tax liabilities
Oil and gas assets	(9,706,000)	(8,043,000)
Derivative instruments	(590,000)	(148,000)
State taxes	(871,000)	(710,000)
Other	(369,000)	(303,000)
Total deferred tax liabilities	11,536,000	(9,204,000)

Net deferred tax liability	$11,117,000	$(9,204,000)

(6)           INTANGIBLE ASSETS

On September 1, 2000, the company acquired an unrestricted, exclusive license for patented Calliope Gas Recovery System technology.  In July 2008, the company acquired the third party rights resulting from future Calliope installations for $975,000.  This intangible asset is being amortized over ten years on a straight line basis.

	October 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$1,674,000	$595,000

Aggregate amortization expense:
For the year ended October 31, 2008		$94,000

Estimated future amortization expense:
For the year ended October 31, 2009		167,500
For the year ended October 31, 2010		155,000
For the year ended October 31, 2011		97,500
Thereafter at $97,500 per year		659,000
Total		$1,079,000

These amortizable intangible assets are related to the company’s patented liquid lift system for low pressure gas wells.

The company reviews the value of its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that it evaluate these assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

At October 31, 2008, these amortizable intangible assets had a net book value of $1,079,000. The value of these assets is believed to be realizable based on the company’s estimation of future cash flows from application of the company’s patented liquid lift system.  The company’s impairment test compares the estimated undiscounted future net cash flows related to this asset with the related net capitalized costs of the asset at the end of each period. If the net capitalized cost exceeds the undiscounted future net cash flows, the cost of the asset is written down to estimated fair value.  As of October 31, 2008, the company has not recorded an impairment write-down for these assets.  The estimated undiscounted value of future net cash flows is derived from estimates of proved reserve values.

On November 6, 2008 the company purchased all of the patents underlying the Calliope Gas Recovery Technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal for $4,500,000.  The patents have remaining lives ranging from 8.6 to 17.6 years.

(7)           COMPRESSOR AND TUBULAR INVENTORY

Compressor and tubular inventory are finished goods, recorded at cost, which are expected to be used in the future development of the company’s oil and gas properties.  The company has classified this inventory as a long-term asset because the compressors and tubulars are not held for re-sale and the cost, net of amounts billed to joint interest owners in the normal course of business, will eventually be included in evaluated properties.

(8)           RESTATEMENT OF PRIOR YEARS

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

On Form 10-K/A, filed September 15, 2008, the company restated its consolidated financial statements for fiscal years ended October 31, 2005, 2006 and 2007.  Unrealized gains and losses from derivative contracts were reclassified from Other Comprehensive Income to a separate line item on the Statement of Operations, and realized gains and losses on derivative contracts were reclassified from Oil and Gas Sales to a separate line item on the Statement of Operations.  There was no effect in any period on overall cash flows, total assets, total liabilities or total stockholders’ equity.  For the three years ended October 31, 2007, the cumulative effect of the restatement was to increase net income by $756,000 and to increase diluted income per share by $.07.  The restatement did not have any impact on any of the Company’s financial covenants under its line of credit.

(9)           SUBSEQUENT EVENT

On November 6, 2008 the company purchased all of the patents underlying the Calliope gas recovery technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal for $4,500,000.

(10)         SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

	October 31,
	2008	2007	2006
Unevaluated properties not being amortized	$12,280,000	$7,791,000	$7,060,000
Properties being amortized	59,730,000	51,691,000	43,588,000
Accumulated depreciation, depletion and amortization	25,554,000	(22,108,000)	(18,556,000)

Total capitalized costs	$46,456,000	$37,374,000	$32,092,000

Unevaluated Oil and Gas Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds) excluded from the amortization computation as of October 31, 2008:

Total
Net Costs Incurred	Unevaluated
During Periods Ended:	Properties

October 31, 2008	$6,185,000
October 31, 2007	2,118,000
October 31, 2006 and prior	3,977,000
$12,280,000

Prospect leasing and acquisition normally requires one to two years and the subsequent evaluation normally requires an additional one to two years.

Acquisition, Exploration and Development Costs Incurred (Net of Sales)

	Years Ended October 31,
	2008	2007	2006
Property acquisition costs net of divestiture proceeds:
Proved	$442,000	$82,000	$102,000
Unproved	6,539,000	2,106,000	1,815,000
Exploration costs	4,057,000	3,368,000	6,388,000
Development costs	1,219,000	3,252,000	2,786,000

Total before asset retirement obligation	$12,257,000	$8,808,000	$11,091,000

Total including asset retirement obligation	$12,528,000	$8,834,000	$11,076,000

Major Customers and Operating Region

The company operates exclusively within the United States.  Except for cash investments, all of the company’s assets are employed in, and all its revenues are derived from, the oil and gas industry.  The company had sales in excess of 10% of total revenues to oil and gas purchasers as follows:  DCP Midstream LLP 49% in 2008, 40% in 2007 and 39% in 2006.

Oil and Gas Reserve Data (Unaudited)

At October 31, 2008, LaRoche Petroleum Consultants, Ltd., an independent petroleum engineering firm, estimated proved reserves for all of the company’s properties.

In 2006 and 2007 McCartney Engineering, Inc., an independent petroleum engineering firm, estimated proved reserves for the company’s properties which represented 64% in 2007 and 63% in 2006 of the total estimated future value of estimated reserves.

Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used.  The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive.  The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available.  Estimated values of proved reserves were computed by applying prices in effect at October 31 of the indicated year.  The average price used was $62.25, $86.61 and $53.69 per barrel for oil and $3.50, $5.89 and $6.32 per Mcf for gas in 2008, 2007 and 2006, respectively.  Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

The company’s reserves, and reserve values, are concentrated in 68 properties (“Significant Properties”).  Some of the Significant Properties are individual wells and others are multi-well properties.  At October 31, 2008, the Significant Properties represent 24% of the company’s total properties but a disproportionate 80% of the discounted value (at 10%) of the company’s reserves.  Individual wells on which the company’s patented liquid lift system is installed comprise 16% of the Significant Properties and represent 14% of the discounted reserve value of such properties.  Reserve addition in 2008 comprises 25% of the Significant Properties and represent 26% of the discounted value of such properties.

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

Price changes will affect the economic lives of oil and gas properties and, therefore, price changes may cause reserve revisions.  Price changes have resulted in estimated reserve revisions in fiscal year 2008.  Compared with fiscal year 2007, natural gas prices have decreased 30% and oil prices have decreased 22%.  These price decreases resulted in a 14.5% reduction in estimated proved reserves.

One measure of the life of the company’s proved reserves can be calculated by dividing proved reserves at fiscal year end 2008 by production for fiscal year 2008.  This measure yields an average reserve life of 10.5 years.  Since this measure is an average, by definition, some of the company’s properties will have a life shorter than the average and some will have a life longer than the average.  The expected economic lives of the company’s properties may vary widely depending on, among other things, their size and quality, natural gas and oil prices, possible curtailments in consumption by purchasers, and changes in governmental regulations or taxation.  As a result, the company’s actual future net cash flows from proved reserves could be materially different from its estimates.

Total estimated proved reserves and the changes therein are set forth below for the indicated year.

	2008		2007		2006
	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)	Gas (Mcf)	Oil (bbls)
Proved reserves:
Balance, November 1	16,973,000	591,000	16,005,000	422,000	15,516,000	386,000
Revisions of previous estimates	(4,206,000)	(82,000)	(548,000)	52,000	(637,000)	24,000
Extensions and discoveries	3,935,000	248,000	3,442,000	168,000	3,302,000	53,000
Purchases of reserves in place	368,000	9,000	—	—	—	—
Sales of reserves in place	—	—	—	—	—	—
Production	(1,545,000)	(56,000)	(1,926,000)	(51,000)	(2,176,000)	(41,000)

Balance, October 31	15,525,000	710,000	16,973,000	591,000	16,005,000	422,000

Proved developed reserves:

Beginning of year	12,890,000	458,000	13,683,000	397,000	13,603,000	381,000

End of year	10,621,000	449,000	12,890,000	458,000	13,683,000	397,000

The standardized measure of discounted future net cash flows from reserves is set forth below as of October 31 of the indicated year.

	2008	2007	2006
Future cash inflows	$98,560,000	$151,169,000	$123,889,000
Future production and development costs	(44,905,000)	(49,667,000)	(39,028,000)
Future income tax expense	(9,119,000)	(24,967,000)	(20,747,000)
Future net cash flows	44,536,000	76,535,000	64,114,000
10% discount factor	(16,917,000)	(29,734,000)	(24,363,000)
Standardized measure of discounted future net cash flows	$27,619,000	$46,801,000	$39,751,000

The principal sources of change in the standardized measure of discounted future net cash flows from reserves are set forth below for the indicated year.

	2008	2007	2006
Balance, November 1	$46,801,000	$39,751,000	$59,487,000
Sales of oil and gas produced, net of production costs	(13,484,000)	(12,800,000)	(12,430,000)
Net changes in prices and production costs	(17,290,000)	3,233,000	(33,058,000)
Extensions and discoveries, net of future development and production costs	11,134,000	16,658,000	12,998,000
Changes in future development costs	(2,485,000)	(12,000)	(536,000)
Previously estimated development costs incurred during the period	1,506,000	932,000	1,299,000
Revisions of previous quantity estimates, timing, and other	(10,116,000)	(2,355,000)	(3,396,000)
Purchases of reserves in place	866,000	—	—
Sales of reserves in place	—	—	—
Accretion of discount	5,811,000	3,975,000	5,949,000
Net change in income taxes	4,876,000	(2,581,000)	9,438,000

Balance, October 31	$27,619,000	$46,801,000	$39,751,000

(11)         QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a tabulation of the company’s unaudited quarterly operating results for fiscal 2006, 2007 and 2008.

		Income (Loss)			Diluted
		Before		Basic Net	Net
	Oil & Gas	Income	Net	Income (Loss)	Income (Loss)
	Sales	Taxes	Income (Loss)	Per Share	Per Share

Fiscal 2006:

First Quarter	$4,386,000	$2,779,000	$2,001,000	$0.22	$0.21
Second Quarter	3,723,000	1,963,000	1,392,000	0.15	0.15
Third Quarter	3,966,000	1,799,000	1,286,000	0.14	0.14
Fourth Quarter	4,028,000	2,895,000	2,157,000	0.23	0.22
	$16,103,000	$9,436,000	$6,836,000	$0.74	$0.72

Fiscal 2007:

First Quarter	$3,412,000	$1,529,000	$1,093,000	$0.12	$0.12
Second Quarter	4,095,000	2,108,000	1,498,000	0.16	0.16
Third Quarter	3,613,000	3,411,000	2,447,000	0.26	0.26
Fourth Quarter	3,145,000	1,027,000	722,000	0.08	0.07
	$14,265,000	$8,075,000	$5,760,000	$0.62	$0.61

Fiscal 2008:

First Quarter	$3,733,000	$2,221,000	$1,573,000	$0.17	$0.17
Second Quarter	4,942,000	(1,233,000)	(880,000)	(0.09)	(0.09)
Third Quarter	5,646,000	4,607,000	3,343,000	0.35	0.34
Fourth Quarter	3,024,000	2,558,000	1,957,000	0.19	0.19
	$17,345,000	$8,153,000	$5,993,000	$0.62	$0.61

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CREDO Petroleum Corporation

We have audited the accompanying consolidated balance sheet of CREDO Petroleum Corporation and subsidiaries as of October 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CREDO Petroleum Corporation and subsidiaries at October 31, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CREDO Petroleum Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

January 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CREDO Petroleum Corporation

We have audited CREDO Petroleum Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  CREDO Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CREDO Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CREDO Petroleum Corporation and subsidiaries as of October 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and our report dated January 12, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

January 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Credo Petroleum Corporation

We have audited the consolidated balance sheet of Credo Petroleum Corporation and subsidiaries as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credo Petroleum Corporation and subsidiaries as of October 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado

January 14, 2008, except for the matters described in Note 8 as to which the date is September 15, 2008

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting by using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of CREDO Petroleum Corporation’s internal control over financial reporting as of October 31, 2008, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 11.               EXECUTIVE COMPENSATION

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.               CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to instruction G (3) to Form 10-K, Items 10, 11, 12, 13 and 14 are incorporated herein by reference from the company’s definitive proxy statement for its annual meeting of stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 31, 2008.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
Consolidated Balance Sheets - October 31, 2007 and 2006
Consolidated Statements of Operations - Three Years ended October 31, 2007
Consolidated Statements of Shareholders’ Equity - Three Years ended October 31, 2007
Consolidated Statements of Cash Flows - Three Years ended October 31, 2007
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

23.1 *	Consent of Independent Registered Public Accounting Firm dated January 12, 2009
23.2 *	Consent of Independent Registered Public accounting Firm dated January 12, 2009
31.1 *	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).
3.03	Report of Strategic Investment (incorporated by reference to Form 8-K dated June 3, 2008).
1.01	Entry into a Material Definitive Agreement ((incorporated by reference to Form 8-K dated June 3, 2008).
5.02	Directors or Principal Officers-Changes (incorporated by reference to Form 8-K dated November 17, 2008).

* Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, State of Colorado on January 14, 2009.

CREDO PETROLEUM CORPORATION
(Registrant)

By:	/s/ James T. Huffman
James T. Huffman,
Chairman of the Board of Directors, and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

January 14, 2009	/s/ James T. Huffman	Chairman of the Board of Directors,
	James T. Huffman	Treasurer and Chief Executive Officer
(Principal Executive Officer)

January 14, 2009	/s/ Alford B. Neely	Chief Financial Officer
	Alford B. Neely	(Principal Financial and Accounting Officer)

January 14, 2009	/s/ Clarence H. Brown	Director
Clarence H. Brown

January 14, 2009	/s/ Oakley Hall	Director
Oakley Hall

January 14, 2009	/s/ W. Mark Meyer	Director
W. Mark Meyer

January 14, 2009	/s/ John A. Rigas	Director
John A. Rigas

January 14, 2009	/s/ H. Leigh Severance	Director
H. Leigh Severance

January 14, 2009	/s/ William F. Skewes	Director
William F. Skewes

January 14, 2009	/s/ Richard B. Stevens	Director
Richard B. Stevens