Form 10-K/A
period 2008-10-31
CREDO PETROLEUM CORP
filed 2009-02-20
CIK 277924

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.)

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

EXPLANATORY NOTE

Our February 17, 2009 CREDO Petroleum Corporation (the “Company”) received a letter from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Annual Report on Form 10-K filed by the Company with the SEC on January 14, 2009 (the “Original Filing”) for the fiscal year ended October 31, 2008.  The Company has responded to the SEC’s comments to our Original Filing in this Amendment #1.

In connection with the review of the Original Filing, the SEC asked the Company to:

(i)	complete omissions related to the production and reserves of certain Calliope wells,

(ii)	correct the definition of “EBITDA”,

(iii)	revise Quantitative and Qualitative Disclosures About Market Risk related to the Company’s hedged production,

(iv)	revise management’s disclosures related to Controls and Procedures,

(v)	revise management’s Section 302 certifications.

The amendment has no impact on the Company’s consolidated balance sheet, consolidated statements of operations, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the year ended October 31, 2008.  Accordingly, we have not refiled the financial statements for the fiscal year ended October 31, 2008.

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

Calliope operations were historically focused in Oklahoma where the company has a significant field operations infrastructure.  Most Calliope wells are located in the Northern Anadarko Basin of Oklahoma.  The company’s current compilation of Calliope’s track record shows Calliope installations on 25 wells located in Oklahoma, Texas and Louisiana.  The Calliope wells include both sandstone and carbonate reservoirs including the Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Redfork and Springer formations. The Calliope wells range in depth from 6,400 to 18,400 feet.  At the time Calliope was installed, 14 of the wells were dead, nine were uneconomic and two were marginal.  There are 14 non-experimental Calliope wells.  As a group, those wells were producing a total of 88 thousand cubic feet of gas per day at the time Calliope was installed.  Since Calliope was installed, those wells have produced 4.4 billion cubic feet of gas and they now have estimated ultimate (8/8ths) Calliope reserves totaling 11.2 billion cubic feet of gas.  Eleven of the Calliope wells are included in the company’s Significant Properties.

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

Expiration Year Ending October 31,	Royalty Interest Acreage		Working Interest Acreage
	Gross	Net	Gross	Net

2009	—	—	22,700	8,000
2010	3,300	100	48,300	14,500
2011	—	—	55,500	22,100
2012	—	—	1,000	100
2013	—	—	3,600	3,400
Thereafter	3,700	500	12,800	2,300
Held-By-Production	152,100	8,000	7,400	3,700

Total	159,100	8,600	151,300	53,100

In general, “royalty” interests are non-operated interests which are not burdened by costs of exploration or lease operations, while “working interests” have operating rights and participate in such costs.

Drilling

The following tables set forth the number of gross and net oil and gas wells in which the company has participated and the results thereof for the periods indicated.

Gross Wells
Year Ended October 31,	Total Gross Wells	Exploratory			Development
		Oil	Gas	Dry	Oil	Gas	Dry

2008(1)	32	12	9	11	—	—	—
2007	24	5	11	7	—	1	—
2006	27	1	9	13	1	3	—

(1)                Of the gross wells drilled in 2008, four of the gas wells and three of the dry holes were operated by the company.  The remaining wells represent company participations in wells operated by others.

Net Wells
Year Ended October 31,	Total Net Wells	Exploratory			Development
		Oil	Gas	Dry	Oil	Gas	Dry

2008(1)	6.581	1.874	1.886	2.821	—	—	—
2007	8.591	1.166	4.143	2.700	—	0.582	—
2006	10.421	0.300	3.184	5.029	0.306	1.602	—

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

Company Website

Information related to the following items, among other information, can be found on the company’s website at www.credopetroleum.com:  (a) company filings with the Securities and Exchange Commission including our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after filing, (b) company press releases, (c) officers, directors and ten percent shareholders filings on Forms 3, 4 and 5, and (d) the company’s Code of Ethics and Audit Committee Charter.  The company’s website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K/A.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the company may be involved in litigation relating to claims arising out of the company’s operations in the normal course of business.  As of the date of this Annual Report on Form 10-K/A, the company has been named as a defendant in a lawsuit alleging breach of contract, and other issues, arising in the normal course of its oil and gas activities.  The company believes that a contractual agreement requires that disputes be resolved by arbitration.  Although the company believes the allegations are without merit and that the company will ultimately prevail, the ultimate outcome of this lawsuit, or arbitration, cannot be determined at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar value of shares that may yet be purchased under the plan

September 1 - 30 2008	18,571	$7.38	18,571	$1,844,000
October 1 - 31 2008	80,369	$7.04	80,369	$1,278,000

Total	98,940		98,940	$1,278,000

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

Operations

Summary — During 2008, the company’s operations were focused on its two core projects — drilling in the Mid-Continent area of the U.S. and application of its Calliope Gas Recovery System.  During the past several years, the company has significantly expanded the volume and breadth of its drilling activities by diversifying geographically, scientifically, and in terms of capital, risk and reserve potential.  The company has also implemented a program to increase the volume of its Calliope applications by joint venturing with other companies.

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

The company’s earnings before interest, taxes, depreciation, depletion and amortization, (“EBITDA”) was $11,744,000 for the year ended October 31, 2008 and $11,767,000 for the prior year.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

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

As of October 31, 2008, the company had the following known contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Exclusive license obligation (1)	$85,000	$85,000	$—	$—	$—
Operating lease obligations	78,000	32,000	46,000	—	—

Total	$163,000	$117,000	$46,000	$—	$—

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

South Texas — In South Texas, the initial test well on the Gemini Prospect resulted in a dry hole. The 17,000-foot well confirmed the seismic interpretation and found porous sand.  However, the sand was water wet and the well was plugged and abandoned.  CREDO received approximately $1,300,000 of cash for the multiple prospect package and retained an 11.25% “carried interest” in the test well.

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

Central Kansas Uplift — The company further expanded the volume and breadth of its exploration program with a new drilling project in central Kansas and Nebraska.  The project provides diversification to the company’s drilling program geographically and scientifically through the use of 3-D seismic to identify shallow oil prospects.  The acreage is located in prolific oil producing areas where 3-D seismic has proven effective in identifying satellite structures near mature producing fields.  Higher oil prices have justified using 3-D seismic technology to locate undrilled structures that are very difficult to find with old technology.  Drilling targets the Lansing-Kansas City and Arbuckle formations at about 4,000 feet and, compared to the company’s Northern Anadarko Basin and South Texas projects, is relatively low cost, low risk, and exclusively targets oil reserves in an effort to bring better product balance to the company’s reserve base.  The company has assembled about 141,000 gross (66,000 net) acres and is continuing to seek opportunities to increase its exposure to the play.  The company owns working interests in the existing prospects ranging from 12.5% to 85%.  The company’s recent drilling results have improved significantly as it continues to find the keys to successful seismic and geologic interpretation.  At October 31, 2008, the company has participated in drilling a total of 29 wells on the acreage, of which 48% have been successfully completed as oil producers.  Well depths range from 3,500 to 4,000 feet and drilling costs are moderate.

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

North Dakota — During 2008 the company expanded its exploration program into North Dakota and acquired approximately 4,200 gross acres (4,100 net) in the Fort Berthold Indian Reservation area of the Bakken shale play.

Calliope Gas Recovery Technology

Calliope’s Track Record — The company’s current compilation of Calliope’s track record shows Calliope installations on 25 wells located in Oklahoma, Texas and Louisiana.  The Calliope wells produce from both sandstone and carbonate reservoirs including the Chester, Cotton Valley, Edwards, Hart, Hunton, Morrow, Nodosaria, Redfork and Springer formations.  The Calliope wells range in depth from 6,400 to 18,400 feet.  These wells represent rigorous applications for Calliope because at the time Calliope was installed, 14 of the wells were dead (an average of two to three years), nine were uneconomic and two were marginal.  In addition, prior to the time Calliope was installed, many of the reservoirs were damaged by the “parting shots” of previous operators. Twenty-three of the wells were acquired from other operators after the operators had given-up on these wells.  The previous operators were mostly medium to large independent oil and gas companies.

Initial Calliope production rates range up to 650 Mcfd and average per well Calliope reserves for non-experimental wells are estimated to be 1.0 Bcf.  One of the company’s early Calliope installations, the J.C. Carroll well, has now produced over 1.1 billion cubic feet of gas using Calliope.

The 25 Calliope applications are grouped into two categories — experimental wells and non-experimental wells, also referred to as “go-forward” applications.  Eleven of the 25 wells are experimental applications and 14 are go-forward applications.  Experimental wells generally represent the first experimental application of a Calliope configuration in a wellbore.  For example, the first installation of Calliope inside a particular tubing size is classified as an experimental application.

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

Purchasing Calliope Candidate Wells — The company has Calliope operations in Oklahoma, Texas and Louisiana, and considers Texas and Louisiana to be very fertile areas for Calliope.  Accordingly, the company opened a Houston office to focus exclusively on purchasing wells for Calliope and on Calliope joint ventures.

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

In December, 2007 the FASB issued FSAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.  This Statement provides all entities with an option to report selected financial assets and liabilities at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after

November 15, 2007, with early adoption available in certain circumstances.  The company does not expect to elect the options provided by FAS 159.

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

ITEM 7A.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated natural gas production through the use of derivatives, typically collars and forward short positions in the NYMEX futures market.  At October 31, 2008 open derivative contracts covered 830,000 MMBtus, approximately 55% of the company’s anticipated 2009 natural gas production, at NYMEX prices ranging from $8.00 to $10.60 and covered the production months of November, 2008 through October, 2009.  Actual price realizations in the company’s principal areas of operations (primarily Oklahoma) are expected to be 15% to 17% below NYMEX prices primarily due to basis differentials.  However, regional weather conditions and other economic factors can periodically result in substantially higher basis differentials.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Product Prices and Production” for more information on the company’s hedging activities.  Relevant terms of the open derivative contracts at October 31, 2008 are as follows:

Natural Gas Forward Short Positions

Fiscal Quarter Ending	Contract Volumes MMBtus	Weighted Average Price per MMBtu	Fair Value

Jan. 31, 2009	280,000	$9.80	$844,000
Apr. 30, 2009	250,000	$9.54	619,000
July 31, 2009	150,000	$8.15	148,000
Oct. 31, 2009	150,000	$8.31	134,000
Total	830,000		$1,745,000

ITEM 9A.               CONTROLS AND PROCEDURES

Attached as exhibits to this report are certifications of our CEO and CFO required pursuant to Rule 13a-14 under the Exchange Act.  This section includes information concerning the controls and procedures evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 31, 2008.  This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO.  Based on this evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this section, as of October 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed our internal control over financial reporting as of October 31, 2008, the end of our fiscal year.  This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management has concluded that our internal control over financial reporting was effective as of October 31, 2008.

The effectiveness of our internal control over financial reporting as of October 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the quarterly period ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, State of Colorado on February 20, 2009.

CREDO PETROLEUM CORPORATION
(Registrant)

By:	/s/ James T. Huffman
James T. Huffman,
Chairman of the Board of Directors, and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 20, 2009	/s/ James T. Huffman	Chairman of the Board
	James T. Huffman	of Directors, Treasurer and
Chief Executive Officer
(Principal Executive
Officer)

February 20, 2009	/s/ Alford B. Neely	Chief Financial Officer
	Alford B. Neely	(Principal Financial and
Accounting Officer)

February 20, 2009	/s/ Clarence H. Brown	Director
Clarence H. Brown

February 20, 2009	/s/ Oakley Hall	Director
Oakley Hall

February 20, 2009	/s/ W. Mark Meyer	Director
W. Mark Meyer

February 20, 2009	/s/ John A. Rigas	Director
John A. Rigas

February 20, 2009	/s/ H. Leigh Severance	Director
H. Leigh Severance

February 20, 2009	/s/ William F. Skewes	Director
William F. Skewes

February 20, 2009	/s/ Richard B. Stevens	Director
Richard B. Stevens