Form 10-Q
period 2009-04-30
CREDO PETROLEUM CORP
filed 2009-06-09
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-8877

CREDO PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0772991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Broadway, Suite 900, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

303-297-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-Y during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
June 9, 2008	Common stock, $.10 par value	10,306,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended April 30, 2009

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30,	October 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$10,378,000	$22,332,000
Short-term investments	1,861,000	3,044,000
Receivables:
Accrued oil and gas sales	1,900,000	1,733,000
Trade	530,000	995,000
Derivative Assets	1,397,000	1,745,000
Other current assets	382,000	205,000
Total current assets	16,448,000	30,054,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	6,321,000	12,280,000
Evaluated oil and gas properties	74,080,000	59,730,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(51,554,000)	(25,554,000)
Net oil and gas properties, at cost, using full cost method	28,847,000	46,456,000

Intangible Assets, net of accumulated amortization of $218,000 in 2009 and $595,000 in 2008	4,310,000	1,079,000

Compressor and tubular inventory to be used in development	1,800,000	2,592,000

Other, net	396,000	379,000

Total assets	$51,801,000	$80,560,000

LIABILITIES AND STOCKHOLDERS‘ EQUITY

Current Liabilities:
Accounts payable	$780,000	$3,857,000
Revenue distribution payable	682,000	982,000
Other accrued liabilities	558,000	931,000
Income taxes payable	173,000	124,000
Total current liabilities	2,193,000	5,894,000

Long Term Liabilities:
Deferred income taxes, net	1,732,000	11,117,000
Asset retirement obligation	1,402,000	1,338,000
Total liabilities	5,327,000	18,349,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 shares issued in 2009 and in 2008	1,066,000	1,066,000
Capital in excess of par value	31,368,000	31,352,000
Treasury stock at cost, 354,112 shares in 2009 and 223,000 in 2008	(2,134,000)	(982,000)
Retained earnings	16,174,000	30,775,000
Total stockholders’ equity	46,474,000	62,211,000

Total liabilities and stockholders’ equity	$51,801,000	$80,560,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

REVENUES:
Oil sales	$2,118,000	$2,671,000	$1,496,000	$1,319,000
Natural gas sales	2,343,000	6,004,000	857,000	3,623,000
	4,461,000	8,675,000	2,353,000	4,942,000

COSTS AND EXPENSES:
Oil and gas production	1,623,000	1,838,000	737,000	986,000
Depreciation, depletion and amortization	2,540,000	1,751,000	1,203,000	898,000
Write-down of oil and natural gas properties (Note 3) and impairment of long lived assets (Note 8)	24,652,000	—	8,030,000	—
General and administrative	1,389,000	697,000	521,000	365,000
	30,204,000	4,286,000	10,491,000	2,249,000

INCOME FROM OPERATIONS	(25,743,000)	4,389,000	(8,138,000)	2,693,000

OTHER INCOME AND (EXPENSE)
Realized and unrealized gains (losses) from derivative contracts	1,927,000	(3,472,000)	461,000	(4,003,000)
Investment and other income (loss)	(120,000)	71,000	22,000	77,000
	1,807,000	(3,401,000)	483,000	(3,926,000)

INCOME (LOSS) BEFORE INCOME TAXES	(23,936,000)	988,000	(7,655,000)	(1,233,000)

INCOME TAXES	9,335,000	(295,000)	2,945,000	353,000

NET INCOME (LOSS)	$(14,601,000)	$693,000	$(4,710,000)	$(880,000)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK BASIC	$(1.41)	$.07	$(.46)	$(.09)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK DILUTED	$(1.41)	$.07	$(.46)	$(.09)

Weighted average number of shares of Common Stock and dilutive securities:
Basic	10,358,000	9,299,000	10,330,000	9,302,000

Diluted	10,358,000	9,363,000	10,330,000	9,302,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended April 30, 2009

(Unaudited)

			Capital In			Total
	Common Stock		Excess Of	Treasury	Retained	Stockholders’
Description	Shares	Amount	Par Value	Stock	Earnings	Equity
Balance October 31, 2008	10,660,000	$1,066,000	$31,352,000	$(982,000)	$30,775,000	$62,211,000
Comprehensive (loss)
Net (loss)					(14,601,000)	(14,601,000)
Purchase of treasury stock				(1,152,000)		(1,152,000)
Compensation expense associated with unvested portion of previously granted stock options			16,000			16,000

Balance April 30, 2009	10,660,000	$1,066,000	$31,368,000	$(2,134,000)	$16,174,000	$46,474,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,601,000)	$693,000
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of oil and natural gas properties and impairment of long lived assets	24,652,000	—
Depreciation, depletion and amortization	2,540,000	1,751,000
ARO liability accretion	38,000	25,000
Unrealized loss on derivative instruments	348,000	4,324,000
Deferred income taxes	(9,335,000)	6,000
Loss on short term investments	208,000	46,000
Compensation expense related to stock options granted	16,000	30,000
Other	27,000	59,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	975,000	—
Accrued oil and gas sales	(167,000)	(1,016,000)
Trade receivables	465,000	(170,000)
Other current assets	(177,000)	(104,000)
Accounts payable and accrued liabilities	(981,000)	(881,000)
Income taxes payable	(1,000)	6,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,007,000	4,769,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(10,368,000)	(4,955,000)
Changes in other long-term assets	(41,000)	(467,000)
Purchase intangible assets	(4,400,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(14,809,000)	(5,422,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,152,000)	—
Proceeds from exercise of stock options		173,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,152,000)	173,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,954,000)	(480,000)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,332,000	7,285,000

End of period	$10,378,000	$6,805,000

Additions to oil and gas properties in current liabilities	$398,000	$1,369,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

April 30, 2009

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

2.             CONCENTRATION OF CREDIT RISK

Credo’s accounts receivable are primarily from purchasers of the company’s oil and natural gas production and from other exploration and production companies which own joint working interests in the properties that the company operates.  This industry concentration could adversely impact the company’s overall credit risk, because the company’s customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices, and other conditions.  Credo’s oil and gas production is sold to various purchasers in accordance with the company’s credit policies and procedures.  These policies and procedures take into account, among other things, the creditworthiness of potential purchasers and concentrations of credit risk.  For most joint working interest partners, the company has the right of offset against related oil and natural gas revenues.

3.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the six months ended April 30, 2009 and 2008 were $2,273,000 and $1,697,000 respectively, and were $1,081,000 and $871,000 for the three months ended April 30, 2009 and 2008, respectively.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

Due to lower natural gas prices at April 30, 2009, capitalized costs of oil and natural gas properties exceeded the estimated present value of future net revenues from proved reserves, net of related income tax considerations, resulting in a non-cash write-down of $8,030,000.  The weighted average spot prices used in the ceiling test calculation at April 30, 2009 for oil and natural gas were $46.22 per barrel and $2.83 per Mcf.

Lower oil and natural gas prices at January 31, 2009 also caused capitalized costs of oil and natural gas properties to exceed the ceiling test limitation.  The company recorded a non-cash write-down of $15,696,000 for the quarter ended January 31, 2009.  The weighted average spot prices used in the ceiling test calculation at January 31, 2009 for oil and natural gas were $38.25 per barrel and $3.33 per Mcf.  The total non-cash write-down, due to ceiling test limitations, is $23,726,000 through April 30, 2009.  Given the volatility of oil and natural gas prices, additional write-downs may be required in fiscal 2009.

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

4.             STOCK-BASED COMPENSATION

For the six months ended April 30, 2009 and 2008, the company recognized stock based compensation expense of $16,000 and $30,000 respectively.  For the three months ended Aril 30, 2009 and 2008, the company recognized stock based compensation expense of $8,000 and $15,000, respectively.  The estimated unrecognized compensation cost from unvested stock options as of April 30, 2009 was approximately $48,000 which is expected to be recognized over an average of 1.6 years.

No options were granted during the six months ended April 30, 2009 or 2008.

Plan activity for the six months ended April 30, 2009 is set forth below:

	Six Months Ended April 30, 2009
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at October 31, 2008	232,769	$9.04	$394,000
Granted	—	—	—
Exercised	—	—	—
Cancelled or forfeited	(53,706)	14.31	—
Outstanding at April 30, 2009	179,063	$7.46	$337,000

Exercisable at April 30, 2009	169,063	$7.15	$337,000

Weighted average contractual life at April 30, 2009		4.9 years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at April 30,	Contractual	Exercise	April 30,	Average
Prices	2009	Life in Years	Price	2009	Exercise Price

$ 5.93	139,063	4.12	$5.93	139,063	$5.93
$12.78	40,000	7.60	$12.78	30,000	$12.78

$ 5.93 -$12.78	179,063	4.90	$7.46	169,063	$7.15

5.             NATURAL GAS DERIVATIVES

On February 1, 2009, the company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

The company is exposed to certain commodity price risks relating to its ongoing operations.  The company periodically uses natural gas derivatives as economic hedges of the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  These transactions typically take the form of forward short positions based upon the NYMEX futures market, and are closed by purchasing offsetting positions.  Such contracts do not exceed estimated production volumes and are authorized by the company’s Board of Directors.  Contracts are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

For the six months ended April 30, 2009 and 2008, the company had realized gains on derivatives of $2,275,000 and $852,000 respectively, and unrealized losses of $348,000 and $4,324,000 respectively.  For the quarter ended April 30 2009 and 2008 the company had realized gains on derivatives of $1,350,000 and $5,000 respectively, and unrealized losses of $889,000 and $4,008,000, respectively.  At April 30, 2009 open derivative contracts covered 300,000 MMBtus at NYMEX basis prices ranging from $8.04 to $8.41, and cover the production months of May 2009 through October 2009.  Average prices in the company’s primary market are currently 11% below NYMEX prices due to basis differentials and transportation costs.

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

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on the balance sheet and changes in fair value are recorded in the statement of operations as they occur.  At April 30, 2009 the company has outstanding natural gas swap contracts for 50,000 Mmbtu per month through October 2009.  The location and amount of derivative fair values and related gain (loss) are indicated in the following tables (in thousands):

Derivatives not designated as hedging instruments under	As of April 30, 2009
SFAS No. 133	Balance Sheet Location	Fair Value
Natural Gas Forward Short Positions	Derivative Asset	$1,397

Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as	Location of Gain/(Loss)	Six Months	Three Months
hedging instruments under	Recognized in	Ended	Ended
SFAS No. 133	Income on Derivatives	April 30, 2009	April 30, 2009
Natural Gas Forward Short Positions	Other Income and (Expense)	$1,927	$461

6.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2009			2008
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings (loss) per share	$(14,601,000)	10,358,000	$(1.41)	$693,000	9,299,000	$.07

Effect of dilutive shares of common stock from stock options	—	—	—	—	64,000	—

Diluted earnings (loss) per share	$(14,601,000)	10,358,000	$(1.41)	$693,000	9,363,000	$.07

	Three Months Ended April 30,
	2009			2008
			Net			Net
	Net		Loss	Net		Income
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic earnings (loss) per share	$(4,710,000)	10,330,000	$(.46)	$(880,000)	9,302,000	$(.09)
Effect of dilutive shares of common stock from stock options	—	—	—	—	—	—

Diluted earnings (loss) per share	$(4,710,000)	10,330,000	$(.46)	$(880,000)	9,302,000	$(.09)

The company’s outstanding options were not included in the calculation of diluted loss per share for the three and six month periods ended April 30, 2009 or the three months ended April 30, 2008 as their inclusion would have an antidilutive effect.

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

As of April 30, 2009 the company’s 2007 Federal tax return had been audited by the IRS, and the final report reflected approximately $24,000 in additional tax due.  The company remains subject to examination of Federal and state tax returns, except Colorado, for the tax years 2005 and 2006, and for the tax years 2004 through 2007 for Colorado tax returns.

8.                                      INTANGIBLE ASSETS

On November 6, 2008 the company purchased all of the patents underlying the Calliope Gas Recovery Technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal for $4,400,000.  The patents are being amortized on a straight line basis over the remaining lives ranging from 8.4 to 17.4 years.

	April 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$4,528,000	$218,000

Aggregate amortization expense:
For the six months ended April 30, 2009		$218,000

In July 2008, the company acquired the third party rights related to certain future Calliope installations for $975,000.  Those third party rights would have resulted principally from Calliope installations of joint ventures between the company and other natural gas producing companies.

As a result of the natural gas market at January 31, 2009, the company believed it to be more likely than not that the formation of joint ventures for the installation of Calliope technology that would have been subject to these third party rights would not occur within the foreseeable future.  Based on that assumption, and in accordance with FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), the company determined that the sum of the undiscounted value of cash flows to be derived from future installations of Calliope technology resulting from joint ventures was minimal.  Accordingly, the company recorded an impairment loss of $926,000 for the quarter ended January 31, 2009.

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

9.                                      FAIR VALUE MEASUREMENTS

On November 1, 2008, the company adopted SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

The company utilizes derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of its anticipated future natural gas production.  These derivatives are carried at fair value on the consolidated balance sheets.  Additionally, the company’s short-term investments consist primarily of professionally managed limited partnerships which include investments that are not publicly traded and may have less readily determinable market values.  SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

·                  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

·                  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

·                  Level 3 inputs are measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources.

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The determination of the fair values below incorporates various factors required under SFAS No. 157, including the impact of the counterparty’s non-performance risk with respect to the company’s financial assets and the company’s non-performance risk with respect to the company’s financial liabilities.  The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2009:

	As of April 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Derivative asset (current)	$—	$1,397	$—	$1,397
Short-term investments	$285	$—	$1,576	$1,861

Level 3 instruments are comprised of the company’s investments in professionally managed limited partnerships.  The fair value represents the net asset value of the company’s share in each partnership.  The company identified the investments as Level 3 instruments due to the fact that quoted prices for the underlying investments in the partnerships cannot be obtained and there is not an active market for the underlying investments or the partnerships shares.  The company utilizes the periodic fund statements along with current fund redemption activity and communication with investment advisors to determine the valuation of its investment.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended April 30, 2009:

	Three Months	Six Months
	Ended	Ended
	April 30, 2009	April 30, 2009
	(in thousands)

Balance as of January 31, 2009 and October 31, 2008, respectively(1)	$1,637	$2,764
Total gains (losses):
Included in earnings(2)	(3)	(213)
Redemptions	(58)	(975)
Balance as of April 30, 2009	$1,576	$1,576

(1)          This amount is included in short-term investments on the balance sheet.

(2)          This amount is included in investment and other income (loss) on the statement of operations.

10.                               COMMON STOCK

On September 22, 2008, the company’s Board of Directors authorized a stock repurchase program.  Under the program, the company could acquire up to $2,000,000 of its common stock.  On April 9, 2009, the Board authorized expanding the repurchase program to $4,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  During the quarter ended April 30, 2009, the company acquired 57,014 shares of its common stock at an aggregate cost of $462,000.  For the six months ended April 30, 2009, the company acquired 131,500 shares of its common stock at an aggregate cost of $1,151,000.  A total of 230,440 shares have been repurchased under the program at an average price per share of $8.13.  No shares have been repurchased subsequent to April 30, 2009 through the date of this report on Form 10-Q.

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

The company has no material outstanding commitments at April 30, 2009.

12.                               RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Securities and Exchange Commission adopted revisions to its oil and gas disclosure requirements that are intended to align them with current practices and changes in technology.  Among other things, the amendments will: replace the single-day year-end pricing assumption with a twelve-month average pricing assumption; permit the disclosure of probable and possible reserves; allow the use of certain technologies to establish reserves; require the disclosure of the qualifications of the technical person primarily responsible for preparing the reserves estimates or conducting a reserves audit; require the filing of the independent reserve engineers’ summary report; and permit the disclosure of a reserves sensitivity analysis table to illustrate the impact of different price and/or cost assumptions on reserves. These amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on December 31, 2009, with early adoption prohibited.  The company is currently evaluating the impact that the adoption of this pronouncement will have on the company’s financial position, results of operations, and disclosures.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements included in this Quarterly Report on Form 10-Q, other than statements of historical facts, address matters that the company reasonably expects, believes or anticipates will or may occur in the future.  Forward-looking statements may relate to, among other things:

·                  the company’s future financial position, including working capital and anticipated cash flow;

·                  amounts and nature of future capital expenditures;

·                  operating costs and other expenses;

·                  wells to be drilled or reworked;

·                  oil and natural gas prices and demand;

·                  existing fields, wells and prospects;

·                  diversification of exploration;

·                  estimates of proved oil and natural gas reserves;

·                  reserve potential;

·                  development and drilling potential;

·                  expansion and other development trends in the oil and natural gas industry;

·                  the company’s business strategy;

·                  production of oil and natural gas;

·                  matters related to the Calliope Gas Recovery System;

·                  effects of federal, state and local regulation;

·                  insurance coverage;

·                  employee relations;

·                  investment strategy and risk; and

·                  expansion and growth of the company’s business and operations.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2009, working capital decreased $9,905,000 to $14,255,000 compared to $24,160,000 at October 31, 2008.  For the six months ended April 30, 2009, net cash provided by operating activities was $4,007,000 compared to $4,769,000 for the same period in 2008.  Net income decreased $15,294,000 primarily due to impairment losses of $24,652,000, a decrease in revenue of $4,214,000 and increased other costs and expenses of $1,241,000.

For the six months ended April 30, 2009 and 2008, net cash used in investing activities was $14,809,000 and $5,422,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $10,368,000 and $4,955,000 respectively.  For the period ended April 30, 2009, the company also purchased the patents underlying the Calliope Technology for $4,400,000.

At April 30, 2009, eighty eight percent of the company’s short term investments were being liquidated.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At April 30, 2009, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 5.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, including impairment losses, (“EBITDA”) was $3,256,000 for the six months ended April 30, 2009 compared to $2,744,000 for the six months ended April 30, 2008.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2009	2008
RECONCILIATION OF EBITDA:
Net Income (loss)	$(14,601,000)	$693,000
Add Back (Deduct):
Interest Expense	—	5,000
Income Tax Expense (Benefit)	(9,335,000)	295,000
Depreciation, Depletion and Amortization Expense Including Write-Down and Impairment	27,192,000	1,751,000

EBITDA	$3,256,000	$2,744,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet arrangements at April 30, 2009.

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

	Six Months Ended April 30,
	2009			2008			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	647,000	$7.13	(1)	825,000	$8.31	(2)	-21%	-14%
Oil (bbls)	54,800	$38.63		29,100	$91.87		+89%	-58%

	Three Months Ended April 30,
	2009			2008			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Gas (Mcf)	285,000	$7.75	(3)	433,000	$8.37	(4)	-34%	-7%
Oil (bbls)	38,100	$39.25		13,400	$98.25		+184%	-60%

(1) Includes $3.51 Mcf realized hedging gain.

(2) Includes $1.03 Mcf realized hedging gain.

(3) Includes $4.74 Mcf realized hedging gain

(4) Includes $0.01 Mcf realized hedging gain.

As previously reported, during fiscal 2008 and the first two quarters of fiscal 2009, the company elected to postpone certain scheduled drilling due to the historically high costs of equipment and field services.  That decision came with the consequence that less drilling would cause production to decline.  The decline in gas production is evidenced by the above table.

Beginning in fiscal year 2008, the company has focused its drilling program primarily on oil prospects.  The results of the drilling  program are also evidenced by the above table.  Oil production has increased 89% for the six months ended April 30, 2009 compared to the same period in 2008.  In the quarter ended April 30, 2009 oil production has increased 184% compared to the same quarter in 2008.

On a gas equivalent units basis, the production declines the company has experienced in recent periods have been substantially  overcome.  Total production declined only 2% for the six months ended April 30, 2009 from the same period a year ago and for the three months ended April 30, 2009 gas equivalent production is unchanged from last year.

More importantly, recent drilling discoveries have begun to significantly improve the balance between oil and gas reserves and oil production.

OPERATIONS

During the first six months of fiscal 2009, the company’s operations continued to focus on its two core projects — oil and natural gas drilling and application of its patented Calliope Gas Recovery System.

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

The cost of field services, particularly the cost of drilling wells, has increased dramatically during the past several years, driven by higher energy prices.  Concurrently, the quality of field services has diminished markedly due to manpower shortages.  The combination of much higher field service costs and degradation in the quality of the services had a material negative impact on drilling economics.  Accordingly, the company delayed additional drilling scheduled for second quarter 2009 for a period of at least two months in anticipation of significant improvement in both the cost and quality of drilling services and materials, which is beginning to occur.  The company is currently re-evaluating the timing and extent of its drilling program.

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

Recent Drilling Activities.

Proprietary Drilling Results — The company recently announced that it has participated in drilling a wildcat discovery well that flowed oil at impressive initial rates during completion testing.  For competitive reasons, we have not disclosed any detailed ownership, location or technical information about the well.  Production is being curtailed to between 100 and 200 barrels of oil per day.  Two confirmation wells have yielded positive results and a third confirmation well is scheduled to spud in June 2009.

Northern Anadarko Basin — Oklahoma drilling has historically been the primary driver for CREDO’s production growth.  CREDO owns approximately 75,000 gross acres and has interests in almost 200 wells. During the first quarter of fiscal 2009, CREDO completed two wells on its Pool\Proffitt Prospect to test multiple carbonate reservoirs using new fracture stimulation technology.  Both have proved to be commercial wells, and there are up to 12 additional locations on CREDO’s acreage.  CREDO owns 50% to 73% working interest in the wells.

In Hemphill County, Texas, the company purchased an additional 3,800 gross acres and assumed operatorship of 11 wells.  The new acreage complements the company’s Humphreys Prospect and brings our total acreage in the area to approximately 8,300 gross acres.  We have drilled two successful wells on the acreage, and intend to drill more wells in the future.  CREDO owns interests ranging up to 25%.

South Texas  — CREDO entered the South Texas joint venture to use 3-D seismic to explore for deep, highly faulted prospects.  The high potential, 17,000-foot wildcat well drilled to test the Deep Wilcox sand on the Gemini Prospect confirmed the seismic interpretation and found porous sand.  However, the sand was water wet and the well was plugged and abandoned.  CREDO received approximately $1,300,000 in cash for the prospect package last year, but retained an 11.25% “carried interest” in the test well.  The prospect package consists of two additional Deep Wilcox prospects which are geologically different from Gemini Prospect.  They are being further evaluated, and if drilled, CREDO will have an 11.25% carried interest in the next well.

Central Kansas Uplift — The company has achieved excellent drilling results on the Central Kansas Uplift.  To date, CREDO has participated in 36 wells on the Uplift, of which 47% have been successfully completed as oil producers.  That outstanding success prompted us to increase CREDO’s leasehold position to almost 150,000 gross and 75,000 net acres.  This acreage provides a good inventory of future drilling opportunities where CREDO owns interests ranging up to 85 percent.  Credo recently completed shooting 3-D seismic over approximately 100 square miles of the prospect, and the initial interpretation shows many potential drilling locations in 11 prospect areas.  The Company expects to drill two to four wells per month for the balance of the year.

Drilling on the Uplift is relatively shallow and costs are moderate, yielding good economics even in the current product price environment.  In addition, the project is oil targeted, thereby improving the balance between oil and natural gas in CREDO’s reserve base.  We expect Kansas to make a major contribution to our reserve and production growth in 2009.

Bakken Shale — CREDO entered the horizontal Bakken oil play in 2008 by leasing about 4,700 acres in North Dakota.  The new leases have five or ten year terms and they are located in the vicinity of the recently discovered and prolific Parshall Field.  Based on 640 acre spacing units, CREDO has interests in up to 27 well locations.  Approximately $2,258,000 (50%) of the acquisition cost has been reclassified to the full cost pool.  The company is currently evaluating well proposals, and expects to begin drilling this summer in what has become the number one oil resource play in the U.S.  Breakthroughs in precision horizontal drilling and multi-stage, high pressure fracture stimulations have made the Bakken shale a very active resource play.  The U.S. Geological Survey recently estimated that the Bakken contains around 4.0 billion barrels of undiscovered oil.

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

At year-end, Credo owned an exclusive license to the Calliope patents and the related technology.  However, in order to establish absolute control over the technology and to eliminate future costs for individual well licenses, we recently purchased all of the underlying patents for $4,400,000.  This acquisition also covers an exciting series of new patents, known as Tractor Seal, that is specifically designed to remove liquids from shallow wells more efficiently than existing technologies.  If perfected, this new technology will be an excellent complement to Calliope’s focus on deeper wells.

Results of Operations

Six Months Ended April 30, 2009 Compared to Six Months Ended April 30, 2008

For the six months ended April 30, 2009, oil and gas revenues decreased 48% to $4,461,000 compared to $8,675,000 during the same period last year.  As the oil and gas price/volume table on page 16 shows, total gas price realizations, which reflect realized hedging transactions, decreased 14% to $7.13 per Mcf and oil price realizations decreased 58% to $38.63 per barrel.  The net effect of these price changes was to decrease oil and gas realizations by $3,143,000 ($4,565,000 without realized hedges).  For the six months ended April 30, 2009, the company’s gas equivalent production decreased 2%, but due to increased oil production, and the price disparity of oil and gas, resulted in oil and gas sales increase of $352,000.  The company elected to postpone certain scheduled drilling due to the historically high costs of equipment and field services.  That decision came with the consequence that less drilling would cause production declines.  Investment and other income decreased $191,000, primarily due to market performance and liquidation of the company’s investments, compared to last year.

For the six months ended April 30, 2009, total costs and expenses, excluding the impairment loss of $24,652,000, increased 29% to $5,552,000 compared to $4,286,000 for the comparable period in 2008.  Oil and gas production expenses decreased due primarily to reduced field level expenses.  DD&A increased primarily due to an increase in the amortizable cost base before the impairment adjustment.  General and administrative expenses increased primarily due to accounting and professional fees and increased salaries and benefits.  The effective tax rate was 39.0% and 29.9% for the 2009 and 2008 periods, respectively.

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

For the three months ended April 30, 2009, total revenues decreased 52% to $2,353,000 compared to $4,942,000 during the same period last year.  As the oil and gas price/volume table on page 15 shows, total gas price realizations, which reflect realized hedging transactions, decreased 7% to $7.75 per Mcf and oil price realizations decreased 60% to $39.25 per barrel.  The net effect of these price changes was to decrease oil and gas realizations by $1,766,000 ($3,111,000 without realized hedges).  For the three months ended April 30, 2009, the company’s gas equivalent production remained unchanged, but due to increased oil production, and the price disparity of oil and gas, resulted in an oil and gas sales increase of

$523,000.  Investment and other income fell $54,000 due to a generally poorer investment environment and liquidation of a majority of the company’s investment holdings.

For the three months ended April 30, 2009, total costs and expenses, excluding the impairment loss of $8,030,000, rose 9% to $2,461,000 compared to $2,249,000 for the comparable period in 2008.  Oil and gas production expenses decreased 25% due primarily to decreased field level costs.  Depreciation, depletion and amortization (DD&A) increased primarily due to the increased cost base in the amortizable cost base before the impairment adjustment.  General and administrative expenses increased primarily due to accounting and professional fees and increased salaries and benefits.  The effective tax rate was 39.0% and 28.6% for the 2009 and 2008 periods, respectively.

SIGNIFICANT ACCOUNTING POLICIES

The company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties, the accounting for oil and gas reserves, and the estimate of its asset retirement obligations.

OIL AND GAS PROPERTIES

The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period.  When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

On September 1, 2000, the company acquired an unrestricted, exclusive license for patented Calliope Gas Recovery System technology.  In July 2008, the company acquired the third party rights resulting from certain future Calliope installations for $975,000.  Those third party rights would have resulted principally from Calliope installations of joint ventures between the company and other natural gas producing companies.  As a result of the natural gas prices at January 31, 2009, the company determined it to be more likely than not that the formation of joint ventures for the installation of Calliope technology that would have been subject to these third party rights will not occur within the foreseeable future.  Based on this assumption, and in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the company determined that the sum of the undiscounted value of cash flows to be derived from future installations of Calliope technology resulting from joint ventures is minimal.  Accordingly, the company recorded an impairment loss of $926,000.

On November 6, 2008 the company purchased all of the patents underlying the Calliope Gas Recovery Technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal for $4,400,000.  The patents are being amortized on a straight line basis over the remaining lives ranging from 8.4 to 17.4 years.  These costs are subject to potential future impairment if anticipated future Calliope installations do not occur.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated natural gas production through the use of derivatives, typically collars and forward short positions in the NYMEX futures market.  At April 30, 2009 open derivative contracts covered 300,000 MMBtus, approximately 50% of the company’s anticipated 2009 natural gas production during the hedged period, at NYMEX prices ranging from $8.04 to $8.41 and covered the production months of May, 2009 through October, 2009.  Acreage prices in the company’s primary market are currently 11% below NYMEX prices due to basis differentials and transportation costs.  However, regional weather conditions and other economic factors can periodically result in substantially higher basis differentials.  Relevant terms of the open derivative contracts at April 30, 2009 are as follows:

Natural Gas Forward Short Positions

	Contract	Weighted Average
Fiscal Quarter Ending	Volumes MMBtus	Price per MMBtu	Fair Value

July 31, 2009	150,000	$8.15	$711,000
Oct. 31, 2009	150,000	$8.31	686,000
Total	300,000		$1,397,000

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of James T. Huffman, our Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009.  Based on the evaluation, these officers have concluded that:

Our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

Our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) — Note 11,

Commitments and Contingencies”, in Part I, Item I of this Form 10-Q and incorporated by reference into this Part II, Item I.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended October 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

During the first six months of fiscal year 2009, the company repurchased 131,500 shares of its common stock on the open market at a weighted average price of $8.76.  The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008 and extended by the Board of Directors on April 9, 2009.  The extended plan authorized repurchases up to $4,000,000, but could be expanded, suspended or discontinued at any time.  Subsequent to April 30, 2009, through June 9, 2009, no additional shares have been repurchased.  At April 30, 2009, the company has repurchased 230,440 shares of common stock at an average price per share of $8.13.

Issuer Purchases of Equity Securities

			Total number	Maximum
			of shares	dollar value
			purchased	of shares
			as part of	that may yet
	Total number of	Average price	publicly	be purchased
Period	shares purchased	paid per share	announced plans	under the plans

Sept. 22, 2008 – Oct. 31, 2008	98,940	$7.31	98,940	$1,277,000
November 1 - 30 2008	45,954	$9.45	45,954	$843,000
December 1 - 31 2008	22,350	$8.88	22,350	$645,000
January 1 - 31 2009	6,182	$9.16	6,182	$588,000
February 1 – 28, 2009	29,104	$8.56	29,104	$338,000
March 1 – 31, 2009	15,110	$7.49	15,110	$225,000
April 1 – 30, 2009	12,800	$7.76	12,800	$2,126,000

Total	230,440	$8.13	230,440

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company’s annual meeting of stockholders was held on April 9, 2009, for the purpose of electing three Class II directors, ratifying the appointment of Ernst & Young, LLP as the company’s independent registered public accounting firm and voting on the reincorporation of the company from Colorado to Delaware.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Management’s nominees for Class II directors, as listed in the proxy statement, were elected with the number of votes set forth below.

Name	For	Withheld
Clarence H. Brown	9,439,196	296,360
James T. Huffman	7,088,962	2,646,594
W. Mark Meyer	7,111,655	2,623,901

Continuing Directors:

On April 9, 2009, Mr. Marlis Smith was appointed to the company’s board of directors as a Class I director whose term will expire at the company’s 2010 annual meeting.  After the company’s annual meeting on April 9, 2009, the following directors continue to serve their three year term as Class I directors, which terms will expire at the company’s 2010 annual meeting:

Oakley Hall

William F. Skewes

Effective May 1, 2009, Richard B. Stevens retired from the Board of Directors as a Class III Director.  The following directors continue to serve their three year terms as Class III directors, which terms will expire at the company’s 2011 annual meeting:

John A. Rigas

H. Leigh Severance

The results of the other matters voted upon at the company’ annual meeting are as follows:

The appointment of Ernst & Young, LLP as the company’s independent registered public accounting firm:

For	Against	Abstain
9,468,539	66,594	20,423

The vote to reincorporate the company from the State of Colorado to the State of Delaware:

For	Against	Abstain
7,284,905	1,023,420	24,234

With approval of a majority of the shares outstanding, the company filed documents to reincorporate in the State of Delaware on April 10, 2009.  This action had no affect on the financial condition of the company or on its results of operations.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits are as follow:

3.1 Certificate of Incorporation in the State of Delaware. (Amended and Restated) 4-09

3.2 Certificate of Designations-Series A Junior Preferred 4-9-09

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

Date: June 9, 2009