Form 10-Q
period 2009-07-31
CREDO PETROLEUM CORP
filed 2009-09-09
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
September 9, 2008	Common stock, $.10 par value	10,295,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended July 31, 2009

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,490,000	$22,332,000
Short-term investments	687,000	3,044,000
Receivables:
Accrued oil and gas sales	1,260,000	1,733,000
Trade	398,000	995,000
Derivative Assets	699,000	1,745,000
Other current assets	328,000	205,000
Total current assets	16,862,000	30,054,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	6,715,000	12,280,000
Evaluated oil and gas properties	74,651,000	59,730,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(52,392,000)	(25,554,000)
Net oil and gas properties, at cost, using full cost method	28,974,000	46,456,000

Intangible Assets, net of accumulated amortization of $327,000 in 2009 and $595,000 in 2008	4,122,000	1,079,000
Compressor and tubular inventory to be used in development	1,798,000	2,592,000
Other, net	396,000	379,000
Total assets	$52,152,000	$80,560,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$569,000	$3,857,000
Revenue distribution payable	643,000	982,000
Other accrued liabilities	633,000	931,000
Income taxes payable	171,000	124,000
Total current liabilities	2,016,000	5,894,000

Long Term Liabilities:
Deferred income taxes, net	1,958,000	11,117,000
Asset retirement obligation	1,423,000	1,338,000
Total liabilities	5,397,000	18,349,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 shares issued	1,066,000	1,066,000
Capital in excess of par value	31,376,000	31,352,000
Treasury stock at cost, 361,594 shares in 2009 and 223,000 in 2008	(2,214,000)	(982,000)
Retained earnings	16,527,000	30,775,000
Total stockholders’ equity	46,755,000	62,211,000
Total liabilities and stockholders’ equity	$52,152,000	$80,560,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
REVENUES:
Oil sales	$4,142,000	$4,320,000	$2,024,000	$1,649,000
Natural gas sales	3,156,000	10,001,000	813,000	3,997,000
	7,298,000	14,321,000	2,837,000	5,646,000
COSTS AND EXPENSES:
Oil and gas production	2,394,000	2,883,000	771,000	1,045,000
Depreciation, depletion and amortization	3,499,000	2,594,000	960,000	843,000
Write-down of oil and natural gas properties (Note 3) and impairment of long lived assets (Note 8)	24,653,000	—	—	—
General and administrative	1,953,000	1,034,000	564,000	337,000
	32,499,000	6,511,000	2,295,000	2,225,000

INCOME (LOSS) FROM OPERATIONS	(25,201,000)	7,810,000	542,000	3,421,000

OTHER INCOME AND (EXPENSE)
Realized and unrealized gains (losses) from derivative contracts	1,911,000	(2,333,000)	(16,000)	1,139,000
Investment and other income (loss)	(66,000)	118,000	54,000	47,000
	1,845,000	(2,215,000)	38,000	1,186,000

INCOME (LOSS) BEFORE INCOME TAXES	(23,356,000)	5,595,000	580,000	4,607,000

INCOME TAXES	9,108,000	(1,559,000)	(227,000)	(1,264,000)

NET INCOME (LOSS)	$(14,248,000)	$4,036,000	$353,000	$3,343,000

EARNINGS (LOSS) PER SHARE OF COMMON STOCK BASIC	$(1.38)	$.43	$0.03	$.35

EARNINGS (LOSS) PER SHARE OF COMMON STOCK DILUTED	$(1.38)	$.42	$0.03	$.34

Weighted average number of shares of Common Stock and dilutive securities:
Basic	10,341,000	9,430,000	10,305,000	9,690,000

Diluted	10,341,000	9,509,000	10,333,000	9,772,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended July 31, 2009

(Unaudited)

			Capital In			Total
	Common Stock		Excess Of	Treasury	Retained	Stockholders’
Description	Shares	Amount	Par Value	Stock	Earnings	Equity
Balance October 31, 2008	10,660,000	$1,066,000	$31,352,000	$(982,000)	$30,775,000	$62,211,000

Comprehensive income (loss):
Net (loss)					(14,248,000)	(14,248,000)

Purchase of treasury stock				(1,232,000)		(1,232,000)

Compensation expense associated with unvested portion of previously granted stock options			24,000			24,000

Balance July 31, 2009	10,660,000	$1,066,000	$31,376,000	$(2,214,000)	$16,527,000	$46,755,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,248,000)	$4,036,000
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of oil and natural gas properties and impairment of long lived assets	24,653,000	—
Depreciation, depletion and amortization	3,499,000	2,594,000
ARO liability accretion	85,000	38,000
Unrealized (gains) loss on derivative instruments	1,046,000	1,309,000
Deferred income taxes	(9,159,000)	1,170,000
Loss on short term investments	65,000	67,000
Compensation expense related to stock options granted	24,000	44,000
Other	(5,000)	—
Changes in operating assets and liabilities:
Proceeds from short-term investments	2,292,000	2,721,000
Accrued oil and gas sales	473,000	(1,776,000)
Trade receivables	597,000	22,000
Other current assets	(123,000)	(8,000)
Accounts payable and accrued liabilities	(1,103,000)	(589,000)
Income taxes payable	47,000	38,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,143,000	9,666,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(11,299,000)	(8,414,000)
Proceeds from sale of oil and gas properties	—	1,275,000
Changes in other long-term assets	(54,000)	(1,494,000)
Purchase intangible assets	(4,400,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(15,753,000)	(8,633,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	15,111,000
Purchase of treasury stock	(1,232,000)	—
Proceeds from exercise of stock options (62,000 options in 2008)	—	366,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,232,000)	15,477,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,842,000)	16,510,000

CASH AND CASH EQUIVALENTS:
Beginning of period	22,332,000	7,285,000

End of period	$13,490,000	$23,795,000

Additions to oil and gas properties in current liabilities	$390,000	$383,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

July 31, 2009

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented.  Management has evaluated events and transactions occurring after the balance sheet date through September 9, 2009, the date that the financial statements were issued.  For a more complete understanding of the company’s financial condition and accounting policies, these consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  The results for interim periods are not necessarily indicative of annual results.

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

3.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the nine months ended July 31, 2009 and 2008 were $3,100,000 and $2,508,000 respectively, and were $838,000 and $811,000 for the three months ended July 31, 2009 and 2008, respectively.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

At July 31, 2009 the estimated present value of future net revenues from proved reserves, net of related income tax considerations, exceeded the capitalized costs of the company’s oil and natural gas properties.  Therefore, a ceiling test write-down was not required.

For the nine months ended July 31, 2009, the company has recorded ceiling test write-downs of $23,726,000.  Given the volatility of oil and natural gas prices, additional write-downs may be required in fiscal 2009.

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

4.             STOCK-BASED COMPENSATION

For the nine months ended July 31, 2009 and 2008, the company recognized stock based compensation expense of $24,000 and $44,000 respectively.  For the three months ended July 31, 2009 and 2008, the company recognized stock based compensation expense of $8,000 and $14,000, respectively.  The estimated unrecognized compensation cost from unvested stock options as of July 31, 2009 was approximately $41,000 which is expected to be recognized over an average of 1.3 years.

No options were granted during the nine months ended July 31, 2009 or 2008.

Plan activity for the nine months ended July 31, 2009 is set forth below:

	Nine Months Ended July 31, 2009
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2008	232,769	$9.04	$394,000
Granted	—	—	—
Exercised	—	—	—
Cancelled or forfeited	(53,706)	14.31	—
Outstanding at July 31, 2009	179,063	$7.46	$936,000

Exercisable at July 31, 2009	169,063	$7.15	$936,000

Weighted average contractual life at July 31, 2009		4.6	years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at July 31,	Contractual	Exercise	July 31,	Average
Prices	2009	Life in Years	Price	2009	Exercise Price

$ 5.93	139,063	3.87	$5.93	139,063	$5.93
$12.78	40,000	7.35	$12.78	30,000	$12.78

$ 5.93 -$12.78	179,063	4.65	$7.46	169,063	$7.15

5.             NATURAL GAS DERIVATIVES

On February 1, 2009, the company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

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

For the nine months ended July 31, 2009 and 2008, the company had realized gains (loss) on derivatives of $2,957,000 and ($1,024,000) respectively, and unrealized losses of $1,046,000 and $1,309,000 respectively.  For the quarter ended July 31,  2009 and 2008 the company had realized gains (losses) on derivatives of $682,000 and ($1,876,000) respectively, and unrealized gains (losses) of ($698,000) and $3,015,000, respectively.  At July 31, 2009 open derivative contracts covered 150,000 MMBtus at weighted average NYMEX basis prices of $8.31, and cover the production months of August 2009 through October 2009.  Average prices in the company’s primary market are currently 8% below NYMEX prices due to basis differentials and transportation costs.

Subsequent to July 31, the August and September contracts closed resulting in realized hedge gains of $512,000.

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

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on the balance sheet and changes in fair value are recorded in the statement of operations as they occur.  At July 31, 2009 the company has outstanding natural gas swap contracts for 50,000 Mmbtu per month through October 2009.  The location and amount of derivative fair values and related gain (loss) are indicated in the following tables (in thousands):

Derivatives not designated as hedging instruments under SFAS No. 133:

	As of July 31, 2009
	Balance Sheet Location	Fair Value
Natural Gas Forward Short Positions	Derivative Asset	$699

Amount of Gain or (Loss) Recognized in Income on Derivatives:

Derivatives not designated as hedging instruments under SFAS No. 133:

	Location of Gain/(Loss)	Nine Months	Three Months
	Recognized in	Ended	Ended
	Income on Derivatives	July 31, 2009	July 31, 2009
Natural Gas Forward Short Positions	Other Income and (Expense)	$1,911	$(16)

6.             EARNINGS PER SHARE

The company’s calculation of earnings (loss) per share of common stock is as follows:

	Nine Months Ended July 31,
	2009			2008
			Net			Net
	Net		(Loss)	Net		Income
	(Loss)	Shares	Per Share	Income	Shares	Per Share
Basic earnings (loss) per share	$(14,248,000)	10,341,000	$(1.38)	$4,036,000	9,430,000	$.43

Effect of dilutive shares of common stock from stock options	—	—	—	—	79,000	(.01)

Diluted earnings (loss) per share	$(14,248,000)	10,341,000	$(1.38)	$4,036,000	9,509,000	$.42

	Three Months Ended July 31,
	2009			2008
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings (loss) per share	$353,000	10,305,000	$.03	$3,343,000	9,690,000	$.35

Effect of dilutive shares of common stock from stock options	—	28,000	—	—	82,000	(.01)

Diluted earnings (loss) per share	$353,000	10,333,000	$.03	$3,343,000	9,772,000	$.34

The company’s outstanding options were not included in the calculation of diluted income (loss) per share for the nine month period ended July 31, 2009 as their inclusion would have an antidilutive effect.

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

As of July 31, 2009 the company’s 2007 Federal tax return had been audited by the IRS, and the final report reflected approximately $24,000 in additional tax due.  The company remains subject to examination of Federal and state tax returns, except Colorado, for the tax years 2005 and 2006, and for the tax years 2004 through 2007 for Colorado tax returns.

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

	July 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$4,449,000	$327,000

Aggregate amortization expense:
For the nine months ended July 31, 2009		$327,000

In July 2008, the company acquired the third party rights related to certain future Calliope installations for $975,000.  Those third party rights would have resulted principally from Calliope installations of joint ventures between the company and other natural gas producing companies.

As a result of the natural gas market at January 31, 2009, the company believed it to be more likely than not that the formation of joint ventures for the installation of Calliope technology that would have been subject to these third party rights would not occur within the foreseeable future.  Based on that assumption, and in accordance with FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), the company determined that the sum of the undiscounted value of cash flows to be derived from future installations of Calliope technology resulting from joint ventures was minimal.  Accordingly, the company recorded an impairment loss of $927,000 for the quarter ended January 31, 2009.

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The determination of the fair values below incorporates various factors required under SFAS No. 157, including the impact of the counterparty’s non-performance risk with respect to the company’s financial assets and the company’s non-performance risk with respect to the company’s financial liabilities.  The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2009:

	As of July 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Short-term investments	$299	$—	$388	$687
Derivative assets (current)	$—	$699	$—	$699

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended July 31, 2009:

	Three Months	Nine Months
	Ended	Ended
	July 31, 2009	July 31, 2009
	(in thousands)

Balance as of April 30, 2009 and October 31, 2008, respectively(1)	$1,576	$2,764
Total gains (losses):
Included in earnings(2)	14	(199)
Redemptions	(1,202)	(2,177)
Balance as of July 31, 2009	$388	$388

(1)   This amount is included in short-term investments on the balance sheet.

(2)   This amount is included in investment and other income (loss) on the statement of operations.

10.          COMMON STOCK

On September 22, 2008, the company’s Board of Directors authorized a stock repurchase program.  Under the program, the company could acquire up to $2,000,000 of its common stock.  On April 9, 2009, the Board authorized expanding the repurchase program to $4,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  During the quarter ended July 31, 2009, the company acquired 7,482 shares of its common stock at an aggregate cost of $80,185.  For the nine months ended July 31, 2009, the company acquired 138,982 shares of its common stock at an aggregate cost of $1,232,000.  At July 31, 2009 a total of 237,922 shares have been repurchased under the program at an average price per share of $8.22.

Subsequent to July 31, 2009, and through September 9, 2009, the company has repurchased an additional 4,000 shares, bringing the total shares repurchased to 241,922 at an average price per share of $8.26.

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

The company has also been named as a defendant in a lawsuit brought by a former employee.  The suit alleges breach of contract and other employment issues.  Although the company believes the allegations are without merit and that the company will ultimately prevail, the ultimate outcome of this lawsuit cannot be determined at this time.

The company has no material outstanding commitments at July 31, 2009.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires the disclosure of the fair value, together with the carrying amount, of financial instruments, regardless of whether they are recognized at fair value in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements.  This pronouncement is effective for interim reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company adopted this pronouncement for the quarter ended April 30, 2009.  As this pronouncement requires only additional disclosures, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 in certain circumstances.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The company adopted this pronouncement for the quarter ended July 31, 2009; however, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  Other-than-temporary impairment relates to investments in debt and equity securities for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale).  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  An entity that early adopts FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 115-2 and FAS 124-2.  Accordingly, the Company has adopted this pronouncement for the quarter ended March 31, 2009; however, since the Company has no such investments in debt or equity securities, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This topic was previously addressed only in auditing literature.  SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice.  Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued.  SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Accordingly, the Company adopted this pronouncement for the quarter ended July 31, 2009; however, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2009, working capital decreased to $14,846,000 compared to $24,160,000 at October 31, 2008.  For the nine months ended July 31, 2009, net cash provided by operating activities was $8,143,000 compared to $9,666,000 for the same period in 2008.  Net income decreased $18,284,000 primarily due to impairment losses of $24,653,000, a decrease in revenue of $7,023,000 and increased other costs and expenses of $1,335,000.

For the nine months ended July 31, 2009 and 2008, net cash used in investing activities was $15,753,000 and $8,633,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $11,299,000 and $8,414,000 respectively.  For the period ended July 31, 2009, the company also purchased the patents underlying the Calliope Technology for $4,400,000.

At July 31, 2009, 56% of the company’s short term investments were being liquidated.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At July 31, 2009, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 5.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, including impairment losses, (“EBITDA”) was $4,796,000 for the nine months ended July 31, 2009 compared to $8,196,000 for the nine months ended July 31, 2008.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between EBITDA and net income is provided in the table below:

	Nine Months Ended July 31,
	2009	2008
RECONCILIATION OF EBITDA:
Net Income (loss)	$(14,248,000)	$4,036,000
Add Back (Deduct):
Interest Expense	—	7,000
Income Tax Expense (Benefit)	(9,108,000)	1,559,000
Depreciation, Depletion and Amortization Expense Including Write-Down and Impairment	28,152,000	2,594,000

EBITDA	$4,796,000	$8,196,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet arrangements at July 31, 2009.

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

	Nine Months Ended July 31,
	2009			2008			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Oil (bbls)	90,500	$45.77		42,500	$101.66		+113%	- 55%
Gas (Mcf)	940,000	$6.50	(1)	1,221,000	$7.87	(2)	- 23%	- 17%

	Three Months Ended July 31,
	2009			2008			% Change
Product	Volume	Price		Volume	Price		Volume	Price

Oil (bbls)	35,500	$56.98		13,400	$122.91		+165%	- 54%
Gas (Mcf)	293,000	$5.08	(3)	396,000	$6.96	(4)	- 26%	- 27%

(1) Includes $3.14 Mcf realized hedging gain.

(2) Includes $0.32 Mcf realized hedging loss.

(3) Includes $2.33 Mcf realized hedging gain.

(4) Includes $3.13 Mcf realized hedging loss.

As previously reported, during fiscal 2008 and the first two quarters of fiscal 2009, the company elected to postpone certain scheduled drilling due to the historically high costs of equipment and field services.  That decision came with the consequence that less drilling would cause production to decline.  The decline in gas production is evidenced by the above table.

Beginning in fiscal year 2008, the company has focused its drilling program primarily on oil prospects.  The results of the drilling  program are also evidenced by the above table.  Oil production has increased 113% for the nine months ended July 31, 2009 compared to the same period in 2008.  In the quarter ended July 31, 2009 oil production has increased 165% compared to the same quarter in 2008.

On a gas equivalent units basis, the production declines the company has experienced in recent periods have been substantially overcome.  Total production is unchanged for the nine months ended July 31, 2009 from the same period a year ago and for the three months ended July 31, 2009 gas equivalent production has increased 6% from the same period last year.

More importantly, recent drilling discoveries have begun to significantly improve the balance between oil and gas reserves and oil and gas production.

OPERATIONS

During the first nine months of fiscal 2009, the company’s operations continued to focus on its two core projects — oil and natural gas drilling and application of its patented Calliope Gas Recovery System.

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

The company delayed drilling scheduled for the second quarter 2009 for a period of at least two months in anticipation of significant improvement in both the cost and quality of drilling services and materials, which has begun to occur.  Accordingly, the company re-instituted its drilling program and drilled five wells during the third quarter 2009 and plans to drill at least three wells per month during the remainder of 2009.

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

Recent Drilling Activities.

Proprietary Drilling Results — The company recently announced that it has participated in drilling a wildcat discovery well that flowed oil at impressive initial rates during completion testing.  For competitive reasons, we have not disclosed any detailed ownership, location or technical information about the well.  Production is being curtailed to between 100 and 200 barrels of oil per day.  Two confirmation wells have yielded positive results.  A third confirmation well was not a commercial producer.  Two additional wells are planned to be drilled during the remainder of the calendar year.

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

South Texas  — CREDO entered the South Texas joint venture to use 3-D seismic to explore for deep, highly faulted prospects.  The high potential, 17,000-foot wildcat well drilled to test the Deep Wilcox sand on the Gemini Prospect confirmed the seismic interpretation and found porous sand.  However, the sand was water wet and the well was plugged and abandoned.  CREDO received approximately $1,300,000 in cash for the prospect package last year, but retained an 11.25% “carried interest” in the test well.  The prospect package consists of two additional Deep Wilcox prospects which are geologically different from the Gemini Prospect.  They are being further evaluated, and if drilled, CREDO will have an 11.25% carried interest in the next well.

Central Kansas Uplift — The company has achieved excellent drilling results on the Central Kansas Uplift.  To date, CREDO has participated in 41 wells on the Uplift, of which 46% have been successfully completed as oil producers.  That outstanding success prompted us to increase CREDO’s leasehold position to almost 150,000 gross and 75,000 net acres.  This acreage provides a good inventory of future drilling opportunities where CREDO owns interests ranging up to 85 percent.  Credo recently completed shooting 3-D seismic over approximately 100 square miles of the prospect, and the initial interpretation shows many potential drilling locations in 11 prospect areas.  The company expects to drill two to four wells per month for the balance of the year.

Drilling on the Uplift is relatively shallow and costs are moderate, yielding good economics even in the current product price environment.  In addition, the project is oil targeted, thereby improving the balance between oil and natural gas in CREDO’s reserve base.  We expect Kansas to make a major contribution to our reserve and production growth in 2009.

Bakken Shale — CREDO entered the horizontal Bakken oil play in 2008 by leasing about 4,700 acres in North Dakota.  The new leases have five or ten year terms and they are located in the vicinity of the recently discovered and prolific Parshall Field.  Based on 640 acre spacing units, CREDO has interests in up to 27 well locations.  Approximately $2,258,000 (50%) of the acquisition cost has been reclassified to the full cost pool.  The company’s first well is scheduled to be drilled in early September in what has become the number one oil resource play in the U.S.  Breakthroughs in precision horizontal drilling and multi-stage, high pressure fracture stimulations have made the Bakken shale a very active resource play.  The U.S. Geological Survey recently estimated that the Bakken contains around 4.0 billion barrels of undiscovered oil.

Calliope Gas Recovery Technology

Calliope Gas Recovery System — We are continuing to actively discuss commercial Calliope terms with several companies.  One Calliope license agreement was entered into in third quarter 2009 and an additional agreement is nearing execution.  Credo has previously published statistics on its Calliope wells which show finding costs of about $0.50 per Mcf and total costs to deliver gas into the pipeline of about $1.00 per Mcf.  The statistics also show that Calliope is very low risk when installed on suitable wells.

Calliope’s low finding and production costs have become increasingly attractive as the economics on many industry drilling projects deteriorate due to lower product prices.  We also believe that lower natural gas prices may stimulate divestitures of marginal properties by other companies, including properties that have Calliope potential.

At year-end, Credo owned an exclusive license to the Calliope patents and the related technology.  However, in order to establish absolute control over the technology and to eliminate future costs for individual well licenses, we recently purchased all of the underlying patents for $4,400,000.  A portion of this acquisition also covers an exciting series of new patents, known as Tractor Seal, that is specifically designed to remove liquids from shallow wells more efficiently than existing technologies.  If perfected, this new technology will be an excellent complement to Calliope’s focus on deeper wells.

Results of Operations

Nine Months Ended July 31, 2009 Compared to Nine Months Ended July 31, 2008

For the nine months ended July 31, 2009, oil and gas revenues decreased 49% to $7,298,000 compared to $14,321,000 during the same period last year.  As the oil and gas price/volume table on page 17 shows, total gas price realizations, which reflect realized hedging transactions, decreased 17% to $6.50 per Mcf and oil price realizations decreased 55% to $45.77 per barrel.  The net effect of these price changes was to decrease oil and gas realizations by $3,681,000 ($7,025,000 without realized hedges).  For the nine months ended July 31, 2009, the company’s gas equivalent production was unchanged from the same period last year.  The company elected to postpone certain scheduled drilling due to the historically high costs of equipment and field services.  That decision came with the consequence that less drilling would cause production declines.  Natural gas production has declined 23% but a 113% increase in oil production has offset the gas decline.  Investment and other income decreased $184,000, primarily due to market performance and liquidation of the company’s investments, compared to last year.

For the nine months ended July 31, 2009, total costs and expenses, excluding the impairment loss of $24,653,000, increased 21% to $7,846,000 compared to $6,511,000 for the comparable period in 2008.  Oil and gas production expenses decreased due primarily to reduced field level expenses.  DD&A increased primarily due to an increase in the amortizable cost base before the impairment adjustment.  General and administrative expenses increased primarily due to accounting and professional fees and increased salaries and benefits.  The effective tax rate was 39.0% and 27.9% for the 2009 and 2008 periods, respectively.

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

For the three months ended July 31, 2009, total revenues decreased 50% to $2,837,000 compared to $5,646,000 during the same period last year.  As the oil and gas price/volume table on page 17 shows, total gas price realizations, which reflect realized hedging transactions, decreased 27% to $5.08 per Mcf and oil price realizations decreased 54% to $56.98 per barrel.  The net effect of these price changes was to decrease oil and gas realizations by $894,000 ($2,815,000 without realized hedges).  For the three months ended July 31, 2009, the company’s gas equivalent production increased 6%.  Investment and other income improved slightly due to improved market performance.

For the three months ended July 31, 2009, total costs and expenses rose 3% to $2,295,000 compared to $2,225,000 for the comparable period in 2008.  Oil and gas production expenses decreased 26% due primarily to decreased field level costs.  Depreciation, depletion and amortization (DD&A) increased primarily due to amortization of intangible assets.  General and administrative expenses increased primarily due to accounting and professional fees and increased salaries and benefits.  The effective tax rate was 39.1% and 27.4% for the 2009 and 2008 periods, respectively.

SIGNIFICANT ACCOUNTING POLICIES

The company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties and intangible assets, the accounting for oil and gas reserves, revenue receivables, and the estimate of its asset retirement obligations.

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

On September 1, 2000, the company acquired an unrestricted, exclusive license for patented Calliope Gas Recovery System technology.  In July 2008, the company acquired the third party rights resulting from certain future Calliope installations for $975,000.  Those third party rights would have resulted principally from Calliope installations of joint ventures between the company and other natural gas producing companies.  As a result of the natural gas prices at January 31, 2009, the company determined it to be more likely than not that the formation of joint ventures for the installation of Calliope technology that would have been subject to these third party rights will not occur within the foreseeable future.  Based on this assumption, and in accordance with FAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the company determined that the sum of the undiscounted value of cash flows to be derived from future installations of Calliope technology resulting from joint ventures is minimal.  Accordingly, the company recorded an impairment loss of $927,000.

On November 6, 2008 the company purchased all of the patents underlying the Calliope Gas Recovery Technology, all of the related third party interests in future installations of the technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal for $4,400,000.  The patents are being amortized on a straight line basis over the remaining lives ranging from 8.2 to 17.2 years.  These costs are subject to potential future impairment if anticipated future Calliope installations do not occur.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated natural gas production through the use of derivatives, typically forward short positions in the NYMEX futures market.  At July 31 2009 open derivative contracts covered 150,000 MMBtus, approximately 50% of the company’s anticipated 4th quarter 2009 natural gas production, at NYMEX prices averaging $8.31 and covered the production months of August, 2009 through October, 2009.  Average prices in the company’s primary market are currently 8% below NYMEX prices due to basis differentials and transportation costs.  However, regional weather conditions and other economic factors can periodically result in substantially higher basis differentials.  Relevant terms of the open derivative contracts at July 31, 2009 are as follows:

Natural Gas Forward Short Positions

	Contract	Weighted Average
Fiscal Quarter Ending	Volumes MMBtus	Price per MMBtu	Fair Value

Oct. 31, 2009	150,000	$8.31	$699,000

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of James T. Huffman, our Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009.  Based on the evaluation, these officers have concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended July 31, 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities.

During the first nine months of fiscal year 2009, the company repurchased 138,982 shares of its common stock on the open market at a weighted average price of $8.86. The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008 and extended by the Board of Directors on April 9, 2009. The extended plan authorized repurchases up to $4,000,000, but could be expanded, suspended or discontinued at any time.

At July 31, 2009, the company has repurchased 237,922 shares of common stock at an average price per share of $8.22.  Subsequent to July 31, 2009, and through September 9, 2009, the company has repurchased an additional 4,000 shares, bringing the total shares repurchased to 241,922 at an average price per share of $8.26.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum dollar value of shares that may yet be purchased under the plans

Sept. 22, 2008 – Oct. 31, 2008	98,940	$7.31	98,940	$1,277,000
November 1 - 30 2008	45,954	$9.45	45,954	$843,000
December 1 - 31 2008	22,350	$8.88	22,350	$645,000
January 1 - 31 2009	6,182	$9.16	6,182	$588,000
February 1 – 28, 2009	29,104	$8.56	29,104	$338,000
March 1 – 31, 2009	15,110	$7.49	15,110	$225,000
April 1 – 30, 2009	12,800	$7.76	12,800	$2,126,000
June 1 – 30, 2009	1,031	$9.58	1,031	$2,116,000
July 1 – 31, 2009	6,451	$10.90	6,451	$2,045,000

Total	237,922	$8.22	237,922

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Subsequent Events:

On September 3, 2009 the company entered into basis hedging contracts for 480,000 MMBtu for Panhandle Eastern Pipeline Company vs NYMEX basis differential. The hedged basis is $0.465. The contracts are for 40,000 MMBtu per month for January through December 2010 and are estimated to cover approximately 50% of estimated production for that period.

On September 8, 2009 the company filed an 8-K report disclosing that James T. Huffman, Chief Executive Officer and Chairman of the Board had announced his intent to retire from the position of Chief Executive Officer at year end. He will continue in his position as Chairman of the Board. The Board of Directors has initiated the process to search for a new CEO.

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

Date: September 9, 2009