Form 10-Q
period 2010-01-31
CREDO PETROLEUM CORP
filed 2010-03-10
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
March 10, 2010	Common stock, $.10 par value	10,150,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended January 31, 2010

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	January 31,	October 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$12,129,000	$12,348,000
Short-term investments	573,000	635,000
Receivables:
Accrued oil and natural gas sales	1,850,000	1,566,000
Trade	420,000	487,000
Derivative Assets	214,000	104,000
Other current assets	715,000	859,000
Total current assets	15,901,000	15,999,000

Long-term assets:
Oil and natural gas properties, at cost, using full cost method:
Unevaluated oil and natural gas properties	7,878,000	7,363,000
Evaluated oil and natural gas properties	76,533,000	76,127,000
Less: accumulated depreciation, depletion and amortization	(53,956,000)	(53,211,000)
Net oil and natural gas properties	30,455,000	30,279,000
Intangible assets, net of amortization of $545,000 in 2010 and $436,000 in 2009	3,904,000	4,013,000
Compressor and tubular inventory to be used in development of oil and gas properties	1,875,000	1,865,000
Other, net	402,000	396,000
Total assets	$52,537,000	$52,552,000

LIABILITIES AND STOCKHOLDERS‘ EQUITY

Current Liabilities:
Accounts payable	$414,000	$407,000
Revenue distribution payable	859,000	653,000
Accrued compensation	494,000	948,000
Other accrued liabilities	298,000	394,000
Derivative Liability	114,000	—
Income taxes payable	55,000	55,000
Total current liabilities	2,234,000	2,457,000

Long Term Liabilities:
Deferred income taxes, net	2,762,000	2,537,000
Asset retirement obligation	1,505,000	1,502,000
Total liabilities	6,501,000	6,496,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,480,000	31,472,000
Treasury stock at cost, 487,000 shares in 2010 and 419,000 shares in 2009	(3,470,000)	(2,803,000)
Retained earnings	16,960,000	16,321,000
Total stockholders’ equity	46,036,000	46,056,000
Total liabilities and stockholders’ equity	$52,537,000	$52,552,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2010	2009
Oil sales	$1,724,000	$622,000
Natural gas sales	1,418,000	1,486,000
	3,142,000	2,108,000

Costs and expenses:
Oil and natural gas production	856,000	886,000
Depreciation, depletion and amortization	865,000	1,336,000
Write-down of oil and natural gas properties (Note 3) and impairment of long lived assets (Note 8)	—	16,623,000
General and administrative	542,000	868,000
	2,263,000	19,713,000

Income (loss) from operations	879,000	(17,605,000)

Other income and (expense)
Realized and unrealized gain (loss) on derivative contracts	(14,000)	1,466,000

Investment and other income (loss)	(1,000)	(142,000)
	(15,000)	1,324,000

Income (loss) before income taxes	864,000	(16,281,000)
Income taxes	(225,000)	6,390,000

Net income (loss)	$639,000	$(9,891,000)

Earnings (loss) per share of Common Stock - Basic	$.06	$(.95)

Earnings (loss) per share of Common Stock - Diluted	$.06	$(.95)

Weighted average number of shares of common stock and dilutive securities:
Basic	10,204,000	10,386,000

Diluted	10,251,000	10,386,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2010	2009

Cash Flows From Operating Activities:
Net income (loss)	$639,000	$(9,891,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash write-down of oil and natural gas properties and impairment of intangible assets	—	16,623,000
Depreciation, depletion and amortization	865,000	1,336,000
ARO liability accretion	14,000	19,000
Unrealized (gains) losses on derivative contracts	4,000	(541,000)
Deferred income taxes	225,000	(6,440,000)
Loss on short term investments	6,000	210,000
Compensation expense related to stock options granted	8,000	8,000
Other	(2,000)	21,000
Changes in operating assets and liabilities:
Proceeds from short-term investments	56,000	916,000
Accrued oil and natural gas sales	(284,000)	139,000
Trade receivables	67,000	(130,000)
Other current assets	144,000	(168,000)
Accounts payable and accrued liabilities	(430,000)	(871,000)
Income taxes payable	—	50,000

Net Cash Provided By Operating Activities	1,312,000	1,281,000

Cash Flows From Investing Activities:
Additions to oil and natural gas properties	(839,000)	(7,118,000)
Changes in other long-term assets	(25,000)	(16,000)
Purchase of intangible assets	—	(4,400,000)

Net Cash Used In Investing Activities	(864,000)	(11,534,000)

Cash Flows Used By Financing Activities:
Purchase of treasury stock	(667,000)	(690,000)

Net Cash Used By Financing Activities	(667,000)	(690,000)

Decrease In Cash And Cash Equivalents	(219,000)	(10,943,000)

Cash And Cash Equivalents:
Beginning of period	12,348,000	22,332,000

End of period	$12,129,000	$11,389,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

January 31, 2010

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented.  Management has evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued.  For a more complete understanding of the company’s financial condition and accounting policies, these consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.  The results for interim periods are not necessarily indicative of annual results.

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

3.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the three months ended January 31, 2010 and 2009 were $745,000 and $1,192,000 respectively.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease bonus, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

At January 31, 2010 the estimated present value of future net revenues from proved reserves, net of related income tax considerations, exceeded the capitalized costs of the company’s oil and natural gas properties.  Therefore, a ceiling test write-down was not required.  For the three months ended January 31, 2009, the company recorded a non-cash ceiling test write-down of $15,697,000.

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

4.             STOCK-BASED COMPENSATION

For each of the three month periods ended January 31, 2010 and 2009, the company recognized stock based compensation expense of $8,000.  The estimated unrecognized compensation cost from unvested stock options as of January 31, 2010 was approximately $25,000 which is expected to be recognized over 10 months.

No options were granted during the three months ended January 31, 2010 or 2009.

Plan activity for the three months ended January 31, 2010 is set forth below:

	Three Months Ended January 31, 2010
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2009	179,063	$7.46	$530,000
Granted	—	—
Exercised	—	—	—
Cancelled or forfeited	—	—	—
Outstanding at January 31, 2010	179,063	$7.46	$427,000

Exercisable at January 31, 2010	174,063	$7.31	$427,000

Weighted average contractual life at January 31, 2010		4.15	years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at January 31,	Contractual	Exercise	January 31,	Average
Prices	2010	Life in Years	Price	2010	Exercise Price

$5.93	139,063	3.37	$5.93	139,063	$5.93
$12.78	40,000	6.85	$12.78	35,000	$12.78

$5.93 -$12.78	179,063	4.15	$7.46	174,063	$7.31

5.             NATURAL GAS DERIVATIVES

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

For the quarters ended January 31,  2010 and 2009 the company had realized gains (losses) on derivatives of ($10,000) and $925,000 respectively, and unrealized gains (losses) of ($4,000) and $541,000, respectively.  At January 31, 2010 the company held open derivative contracts representing short sales positions for 640,000 MMBtus at NYMEX basis prices ranging from $5.22 to $7.27 and covering the production months of February 2010 through December 2010.  The company also held open derivative contracts with the same counterparty representing long positions for 390,000 MMBtus at NYMEX basis prices ranging from $5.15 to $5.83 and covering the production months of February 2010 through December 2010.  These positions are presented net due to the contractual netting provisions with the counterparty.  The open derivative contracts net to 250,000 MMBtus with a net unrealized gain of $214,210 at January 31, 2010.  Average prices in the company’s primary market are currently 2% below NYMEX prices due to basis differentials and transportation costs.

At January 31, 2010 the company also held basis differential hedges on 440,000 MMBtus with NYMEX vs. Panhandle Eastern Pipeline basis differentials of $0.47 and covering the production months of

February 2010 through December 2010.  These open basis differential contracts represent unrealized losses of $114,000 at January 31, 2010.

Subsequent to January 31, the February and March derivative contracts closed, resulting in realized derivative losses of $2,000.

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

The location and amount of derivative fair values and related gain (loss) are indicated in the following tables (in thousands):

Derivatives not designated as hedging instruments:

	As of January 31, 2010
	Balance Sheet Location	Fair Value
Natural Gas Forward Positions	Derivative Asset	$214
Natural Gas Basis Positions	Derivative Liability	(114)

Amount of Gain or (Loss) Recognized in Income on Derivatives:

Derivatives not designated as hedging instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended January 31, 2010
Natural Gas Forward Positions	Other Income and (Expense)	$38
Natural Gas Basis Positions	Other Income and (Expense)	(52)

6.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2010			2009
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share

Basic earnings (loss) per share	$639,000	10,204,000	$.06	$(9,891,000)	10,386,000	$(.95)

Effect of dilutive shares of common stock from stock options	—	47,000	—	—	—	—

Diluted earnings (loss) per share	$639,000	10,251,000	$.06	$(9,891,000)	10,386,000	$(.95)

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

As of January 31, 2010 the company’s 2007 Federal tax return had been audited by the IRS.  The company remains subject to examination of 2006 and 2008 Federal and 2006 through 2008 state tax returns, except Colorado, in which the 2005 tax year also remains open.

8.             INTANGIBLE ASSETS

The company owns all of the patents underlying the Calliope Gas Recovery Technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal.  The patents are being amortized on a straight line basis over the remaining lives ranging from 7.4 to 16.4 years.

	January 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Calliope intangible assets	$4,449,000	$545,000

Aggregate amortization expense:
For the three months ended January 31, 2010		$109,000

The company reviews the value of its intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  For the period ended January 31, 2009, the company recorded a non-cash impairment expense of $926,000 related to other intangible assets.

9.             FAIR VALUE MEASUREMENTS

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

The classification of financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The determination of the fair values below incorporates various factors required under fair value accounting guidance, including the impact of the counterparty’s non-performance risk with respect to the company’s financial assets and the company’s non-performance risk with respect to the company’s financial liabilities.  The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2010:

	As of January 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Asset:
Short-term investments	$298	$—	$275	$573
Derivative asset	$—	$214	$—	$214
Derivative Liability	$—	$(114)	$—	$(114)

Level 3 instruments are comprised of the company’s investments in professionally managed limited partnerships.  The fair value represents the net asset value of the company’s share in each partnership.  The company identified the investments as Level 3 instruments due to the fact that quoted prices for the underlying investments in the partnerships cannot be obtained and there is not an active market for the underlying investments or the partnerships shares.  The company utilizes the periodic fund statements along with current fund redemption activity and communication with investment advisors to determine the valuation of its investment.  All of the Level 3 investments are in the process of liquidation, and redemption.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended January 31, 2010:

Short Term Investments
Three Months Ended
January 31, 2010
(in thousands)

Balance as of October 31, 2009(1)	$342
Total gains or losses (realized or unrealized):
Included in earnings(2)	(11)
Redemptions	(56)
Balance as of January 31, 2010(1)	$275

(1)  This amount is included in short term investments on the balance sheet.

(2)  This amount is included in investment and other income (expense) on the statement of operations.

10.          COMMON STOCK

On September 22, 2008, the company’s Board of Directors authorized a stock repurchase program.  Under the program, the company could acquire up to $2,000,000 of its common stock.  The Board subsequently authorized expanding the repurchase program to $4,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  During the quarter ended January 31, 2010, the company acquired 67,457 shares of its common stock at an aggregate cost of $667,000.

Subsequent to January 31, 2010, and through March 10, 2010, the company has repurchased an additional 23,800 shares, bringing the total shares repurchased to 386,691 at an average price per share of $8.85 under this program.

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

The company has no material outstanding commitments at January 31, 2010.

12.          RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued authoritative guidance that eliminated the requirement to disclose the date through which management evaluated subsequent events in the financial statements.  Such subsequent events must still be evaluated by management through the date that financial statements are issued.  The new guidance was effective immediately and the company adopted the guidance for financial statement issued subsequent to February 24, 2010.  There was no impact on the company’s financial position or results of operations as a result of the adoption.

In January 2010, the FASB issued authoritative guidance titled “Improving Disclosures about Fair Value Measurements.”  This guidance amends existing authoritative guidance to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers into or out of Level 3 of the fair value hierarchy, and presentation on a gross basis of information regarding purchases, sales, issuances, and settlements within the Level 3 rollforward.  This guidance also clarifies certain existing disclosure requirements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within the Level 3 rollforward, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this authoritative guidance will have no impact on our financial position or results of operations, but may require expanded disclosure about fair value measurements.

In December 2008, the Securities and Exchange Commission (“SEC”) adopted revisions to its oil and gas disclosure requirements that are intended to align them with current practices and changes in technology. Among other things, the amendments will: replace the single-day year-end pricing assumption with a twelve-month average pricing assumption; permit the disclosure of probable and possible reserves; allow the use of certain technologies to establish reserves; require the disclosure of the qualifications of the technical person primarily responsible for preparing the reserves estimates or conducting a reserves audit; require the filing of the independent reserve engineers’ summary report; and permit the disclosure of a reserves sensitivity analysis table to illustrate the impact of different price and/or cost assumptions on reserves. These amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009 (October 31, 2010 for the company) with early adoption prohibited. The company is currently evaluating the impact that the adoption of these amendments will have on the company’s financial position, results of operations, and disclosures.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued oil and gas reserve estimation and disclosure authoritative accounting guidance effective for reporting periods ending on or after December 31, 2009.  This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the Securities and Exchange Commission’s (“SEC”) final rule.  The new FASB guidance includes changes to pricing used to estimate oil and gas reserves, broaden the types of technologies that a company may use to establish oil and gas reserves estimates, and broaden the definition of oil and gas producing activities to include the extraction of non-traditional resources.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010, working capital was $13,667,000 compared to $13,542,000 at October 31, 2009.  For the three months ended January 31, 2010, net cash provided by operating activities was $1,312,000 compared to $1,281,000 for the same period in 2009.  Income before income taxes increased $17,145,000 primarily due to impairment losses of $16,623,000 in 2009, an increase in revenue of $1,034,000, decreased other cost and expenses of $827,000, and decreased other income of $1,339,000, which is mostly due to derivative transactions.

For the three months ended January 31, 2010 and 2009, net cash used in investing activities was $864,000 and $11,534,000, respectively.  Investing activities primarily included oil and gas lease acquisition, exploration and development expenditures, including Calliope, totaling $921,000 and $6,157,000 respectively.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At January 31, 2010, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 5.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, including impairment losses, (“EBITDA”) was $1,729,000 for the three months ended January 31, 2010 compared to $1,678,000 for the three months ended January 31, 2009.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between EBITDA and net income is provided in the table below:

	Three Months Ended January 31,
	2010	2009
RECONCILIATION OF EBITDA:
Net Income (loss)	$639,000	$(9,891,000)
Add Back (Deduct):
Income Tax Expense (Benefit)	225,000	(6,390,000)
Depreciation, Depletion and Amortization Expense Including Write-Down and Impairment	865,000	17,959,000

EBITDA	$1,729,000	$1,678,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet arrangements at January 31, 2010.

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

The oil and natural gas average sales prices reflected in the table below exclude the effects of commodity derivative instruments since the company has elected not to designate derivative instruments as cash flow hedges. See Note 5 of the Notes to Consolidated Financial Statements and comments at “Results of Operations for more information on gains and losses relating to commodity derivative instruments.

	Three Months Ended January 31,
	2010		2009		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	23,600	$73.21	16,700	$36.87	+41%	+99%
Gas (Mcf)	275,000	$5.15	362,000	$4.10	-24%	+26%
BOE (Barrels of Oil Equivalent)	69,400	$45.27	77,000	$27.37	-10%	+65%

The effect of realized derivative gains and losses on total price realizations are reflected in the following table:

	Three Months Ended January 31,
		2010			2009
		Realized			Realized
	Net	Derivative	Effective	Net	Derivative	Effective
	Wellhead	Gain	Price	Wellhead	Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$73.21	$—	$73.21	$36.87	$—	$36.87
Gas	$5.15	$(0.03)	$5.12	$4.10	$2.55	$6.65

OPERATIONS

During the first quarter of fiscal 2010, the company’s operations continued to focus on its two core projects — oil and natural gas drilling and application of its patented Calliope Gas Recovery System.

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

Recent Drilling Activities.

Bakken Shale — The company’s first Bakken horizontal well has been drilled and completed.  During testing the well flowed at 1,474 barrels of oil equivalent over a 24 hour period.  The well is located on the Fort Berthold Reservation in an area where there have been a significant number of successful Bakken completions.  The well was drilled on a 1,280 acre spacing unit with a horizontal lateral of approximately 9,200 feet.  Credo owns a 10% working interest.

Credo has leased approximately 8,000 gross (6,000 net) acres on the Reservation containing about 50 drillable spacing units.  The company’s interests range up to 51% depending on the size of the spacing unit.  It is expected that more than one well will be drilled on many spacing units.

Horizontal drilling targets the Bakken and Three Forks formations.  The company’s acreage is generally located south and west of Parshall Field and is in the vicinity of several recently announced significant Bakken discoveries.  The Reservation is surrounded on three sides by horizontal Bakken production, and drilling activity on the Reservation is escalating rapidly.

Central Kansas Uplift — In Central Kansas, Credo currently owns 140,000 gross (77,000 net) acres where it is having excellent drilling results.  The acreage contains 31 blocks in which the company owns interests ranging from 12.5% to 100%.

To date, Credo has drilled 49 wells on its Central Kansas Uplift acreage, of which 48% have been successful.  The company is continuing an aggressive lease acquisition and drilling program with two to three wells per month scheduled.  Based on its historical experience in the play, the company plans to maintain that drilling pace for at least the next few years.

Four of the company’s last seven wells are successful discoveries.  One of those wells has been completed with an initial production rate of about 100 barrels per day and three are currently awaiting completion.  Each of these discoveries was the initial exploratory test on a seismically identified anomaly, and additional development drilling is expected.  The company owns working interests in the discoveries ranging from 12.5% to 28.8%.

Last year, Credo discovered a significant new field in Barton County, Kansas in which it owns an 85% working interest.  That field has produced 96,000 barrels of oil in about 14 months.

Calliope Gas Recovery Technology

Calliope Gas Recovery System — We are continuing to actively discuss commercial Calliope terms with several companies.  We have proven that Calliope will perform as advertised.  Credo has previously published statistics on its Calliope wells which show finding costs of about $0.50 per Mcf and total costs to deliver gas into the pipeline of about $1.00 per Mcf.  The statistics also show that Calliope is very low risk when installed on suitable wells.

Calliope’s low finding and production costs have become increasingly attractive as the economics on many industry drilling projects deteriorate due to lower product prices.  We also believe that lower natural gas prices may stimulate divestitures of marginal properties by other companies, including properties that have Calliope potential.

Results of Operations

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

For the three months ended January 31, 2010, oil and gas revenues increased 49% to $3,142,000 compared to $2,108,000 during the same period last year.  As the oil and gas price/volume table on page 15 shows, natural gas sales prices increased 26% to $5.15 per Mcf and oil sales prices increased 99% to $73.21 per barrel. The net effect of these price changes was to increase oil and gas sales by $984,000.  For the three months ended January 31, 2010, the company’s oil equivalent production (BOE) fell 10% but combined with the change in oil and gas production mix, and due to the diversity between the energy equivalency conversion rate of six to one compared to the price equivalency rate of over fourteen to one at January 31, 2010, revenue increased $50,000.

For the three months ended January 31, 2010, total costs and expenses, excluding the 2009 impairment loss of $16,623,000, decreased 27% to $2,263,000 compared to $3,090,000 for the comparable period in 2009.  Oil and gas production expenses decreased 3% as reduced field level expenses were partially offset by an increased number of operating wells.  DD&A decreased primarily due to a decrease in the amortizable base.  General and administrative expenses decreased primarily due to legal and professional fees and decreased salaries and benefits.  The effective tax rate was 26.00% and 39.25% for the 2010 and 2009 periods, respectively.  The effect of percentage depletion deductions is the primary cause of the variation of the effective tax rate from the statutory rate.

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

Oil and Gas Reserves.  The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the company’s oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves. Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  New rules for the calculation of recoverable reserves will not be adopted by the company until October 31, 2010.  The new rules may impact future calculations of ceiling tests and DD&A.  See Footnote #3 for additional discussion of DD&A and ceiling test calculations.  There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the company’s control. Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves are often different than the estimated costs.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated natural gas production through the use of derivatives, typically forward short positions in the NYMEX futures market.  At January 31, 2010 the company held open derivative contracts representing short sales positions for 640,000 MMBtus at NYMEX basis prices ranging from $5.15 to $7.27 and covering the production months of February 2010 through December 2010.  The company also held open derivative contracts with the same counterparty representing long positions for 390,000 MMBtus at NYMEX basis prices ranging from $5.15 to $5.83 and covering the production months of February 2010 through December 2010.  These positions are presented net due to the contractual netting provisions with the counterparty.  The open derivative contracts net to 250,000 MMBtus with a net unrealized gain of $214,210 at January 31, 2010.  Average prices in the company’s primary market are currently 2% below NYMEX prices due to basis differentials and transportation costs.  However, regional weather conditions and other economic factors can periodically result in substantially higher basis differentials.

At January 31, 2010 the company also held basis differential hedges on 440,000 MMBtus with NYMEX vs. Panhandle Eastern Pipeline basis differentials of $0.47 and covering the production months of February 2010 through December 2010.  These open basis differential contracts represent an unrealized loss of $114,000 at January 31, 2010.

See Note 5 to the Consolidated Financial Statements for more information regarding derivative transactions.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Marlis E. Smith, Jr., our Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010.  Based on the evaluation, these officers have concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) — Note 11, Commitments and Contingencies”, in Part I, Item I of this Form 10-Q and incorporated by reference in this Part II, Item I.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

During the first quarter of fiscal year 2010, the company repurchased 64,457 shares of its common stock on the open market at a weighted average price of $9.87. The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008 and extended by the Board of Directors on April 9, 2009. The extended plan authorized repurchases up to $4,000,000, but could be expanded, suspended or discontinued at any time. At January 31, 2010, the company has repurchased 362,891 shares of common stock at an average price per share of $8.84.

Subsequent to January 31, 2010, and through March 10, 2010, the company has repurchased an additional 23,800 shares, bringing the total shares repurchased to 386,691 at an average price per share of $8.85.

Issuer Purchases of Equity Securities

			Total number	Maximum
			of shares	dollar value
			purchased	of shares
			as part of	that may yet
	Total number of	Average price	publicly	be purchased
Period	shares purchased	paid per share	announced plan	under the plan

November 1, 2008 – October 31, 2009	295,434	$8.61	295,434	$1,456,000
November 1 - 30 2009	40,937	$10.19	40,937	$1,039,000
December 1 - 31 2009	—	$—	—	$—
January 1 - 31 2009	26,520	$9.38	26,520	$790,000

Total	362,891	$8.84	362,891	$790,000

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

CREDO Petroleum Corporation
(Registrant)

	By:	/s/ Marlis E. Smith, Jr.
Marlis E. Smith, Jr.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Alford B. Neely
Alford B. Neely
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 10, 2010