Form 10-Q
period 2010-04-30
CREDO PETROLEUM CORP
filed 2010-06-09
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
June 9, 2010	Common stock, $.10 par value	10,157,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended April 30, 2010

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	April 30,	October 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$10,079,000	$12,348,000
Short-term investments	2,050,000	635,000
Receivables:
Accrued oil and gas sales	1,544,000	1,566,000
Trade	186,000	487,000
Derivative assets	206,000	104,000
Other current assets	651,000	859,000
Total current assets	14,716,000	15,999,000

Long-term Assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	8,875,000	7,363,000
Evaluated oil and gas properties	78,318,000	76,127,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(54,697,000)	(53,211,000)
Net oil and gas properties, at cost, using full cost method	32,496,000	30,279,000

Intangible Assets, net of accumulated amortization of $653,000 in 2010 and $436,000 in 2009	3,796,000	4,013,000

Compressor and tubular inventory to be used in development	1,956,000	1,865,000

Other, net	402,000	396,000

Total Assets	$53,366,000	$52,552,000

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS‘ EQUITY

	April 30,	October 31,
	2010	2009
	(Unaudited)

Current Liabilities:
Accounts payable	$751,000	$407,000
Revenue distribution payable	912,000	653,000
Accrued compensation	467,000	948,000
Other accrued liabilities	263,000	394,000
Derivative liability	78,000	—
Income taxes payable	67,000	55,000
Total current liabilities	2,538,000	2,457,000

Long Term Liabilities:
Deferred income taxes, net	2,902,000	2,537,000
Asset retirement obligation	1,411,000	1,502,000
Total liabilities	6,851,000	6,496,000

Commitments:

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,506,000	31,472,000
Treasury stock at cost, 485,000 shares in 2010 and 419,000 in 2009	(3,620,000)	(2,803,000)
Retained earnings	17,563,000	16,321,000
Total stockholders’ equity	46,515,000	46,056,000

Total Liabilities and Stockholders’ Equity	$53,366,000	$52,552,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Oil sales	$3,530,000	$2,118,000	$1,806,000	$1,496,000
Natural gas sales	2,557,000	2,343,000	1,139,000	857,000
	6,087,000	4,461,000	2,945,000	2,353,000

Costs and expenses:
Oil and gas production	1,658,000	1,623,000	802,000	737,000
Depreciation, depletion and amortization	1,723,000	2,540,000	858,000	1,203,000
Write-down of oil and natural gas properties (Note 3) and impairment of long lived assets (Note 8)	—	24,652,000	—	8,030,000
General and administrative	1,119,000	1,389,000	577,000	521,000
	4,500,000	30,204,000	2,237,000	10,491,000

Income (loss) from operations	1,587,000	(25,743,000)	708,000	(8,138,000)

Other income and (expense)
Realized and unrealized gains from derivative contracts	27,000	1,927,000	41,000	461,000

Investment and other income (loss)	43,000	(120,000)	44,000	22,000
	70,000	1,807,000	85,000	483,000

Income (loss) before income taxes	1,657,000	(23,936,000)	793,000	(7,655,000)
Income taxes	(415,000)	9,335,000	(190,000)	2,945,000

Net income (loss)	$1,242,000	$(14,601,000)	$603,000	$(4,710,000)

Earnings (loss) per share of Common Stock—Basic	$.12	$(1.41)	$.06	$(.46)

Earnings (loss) per share of Common Stock—Diluted	$.12	$(1.41)	$.06	$(.46)

Weighted average number of shares of Common Stock and dilutive securities:
Basic	10,140,000	10,358,000	10,187,000	10,330,000

Diluted	10,179,000	10,358,000	10,205,000	10,330,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2010	2009

Cash flows from operating activities:

Net income (loss)	$1,242,000	$(14,601,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-down of oil and natural gas properties and impairment of long lived assets	—	24,652,000
Depreciation, depletion and amortization	1,723,000	2,540,000
ARO liability accretion	39,000	38,000
Unrealized (gain) loss on derivative instruments	(24,000)	348,000
Deferred income taxes	365,000	(9,335,000)
(Gain) loss on short term investments	(11,000)	208,000
Compensation expense related to stock options granted	34,000	16,000
Other	—	27,000
Changes in operating assets and liabilities:
Purchase of short term investments	(1,500,000)	—
Proceeds from short-term investments	96,000	975,000
Accrued oil and gas sales	22,000	(167,000)
Trade receivables	301,000	465,000
Other current assets	208,000	(177,000)
Accounts payable and accrued liabilities	(363,000)	(981,000)
Income taxes payable	12,000	(1,000)

Net cash provided by operating activities	2,144,000	4,007,000

Cash flows from investing activities:
Additions to oil and gas properties	(3,565,000)	(10,368,000)
Proceeds from sale of oil and gas properties	86,000	—
Changes in other long-term assets	(117,000)	(41,000)
Purchase intangible assets	—	(4,400,000)

Net cash used in investing activities	(3,596,000)	(14,809,000)

Cash flows from financing activities:
Purchase of treasury stock	(1,114,000)	(1,152,000)
Proceeds from exercise of stock options	297,000	—

Net cash provided by (used in) financing activities	(817,000)	(1,152,000)

Increase (decrease) in cash and cash equivalents	(2,269,000)	(11,954,000)

Cash and cash equivalents:
Beginning of period	12,348,000	22,332,000

End of period	$10,079,000	$10,378,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

April 30, 2010

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

2.             CONCENTRATION OF CREDIT RISK

Credo’s accounts receivable are primarily from purchasers of the company’s oil and natural gas production and from other exploration and production companies which own joint working interests in the properties that the company operates.  This industry concentration could adversely impact the company’s overall credit risk because the company’s customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices, and other conditions.  Credo’s oil and gas production is sold to various purchasers in accordance with the company’s credit policies and procedures.  These policies and procedures take into account, among other things, the creditworthiness of potential purchasers and concentrations of credit risk.  For most joint working interest partners, the company has the right of offset against related oil and natural gas revenues.

3.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the six months ended April 30, 2010 and 2009 were $1,485,000 and $2,273,000 respectively, and were $740,000 and $1,081,000 for the three months ended April 30, 2010 and 2009, respectively.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

At April 30, 2010 the estimated present value of future net revenues from proved reserves, net of related income tax considerations, exceeded the capitalized costs of the company’s oil and natural gas properties.  Therefore, a ceiling test write-down was not required.  For the three and six months ended April 30, 2009, the company recorded non-cash ceiling test write-downs of $8,030,000 and $23,726,000 respectively.

Changes in oil and natural gas prices have historically had the most significant impact on the company’s ceiling test.  In general, the ceiling is lower when prices are lower.  Even though oil and natural gas prices can be highly volatile over weeks and even days, the ceiling calculation dictates that prices in effect as of the last day of the test period be used and held constant.  The resulting valuation is a snapshot as of that day and, thus, is generally not indicative of a true fair value that would be placed on the company’s reserves by the company or by an independent third party.  Therefore, the future net revenues associated with the estimated proved reserves are not based on the company’s assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the test period.  See Footnote 12 for description of new SEC rules which Credo will adopt, effective October 31, 2010.

4.             STOCK-BASED COMPENSATION

For the six months ended April 30, 2010 and 2009, the company recognized stock based compensation expense of $34,000 and $16,000, respectively.  For the three months ended April 30, 2010 and 2009, the company recognized stock based compensation expense of $27,000 and $8,000, respectively.  The estimated unrecognized compensation cost from unvested stock options as of April 30, 2010 was approximately $171,000 which is expected to be recognized over an average of 2.7 years.

No options were granted during fiscal year 2009.  The fair value of the 50,000 options granted during the six months ended April 30, 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:  volatility, 51.6%; expected option term, 3 years; risk-free interest rate, 2.69% and; expected dividend yield, 0%.  If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimated in accordance with the provisions of FASB ASC 718 will also be included in compensation expense.

Plan activity for the six months ended April 30, 2010 is set forth below:

		Weighted
		Average		Aggregate
	Number of	Exercise		Intrinsic
	options	Price		Value
Outstanding at October 31, 2009	179,063	$7.46		$530,000
Granted	50,000	9.30		—
Exercised	(50,000)	5.93		—
Cancelled or forfeited	—	—		—
Outstanding at April 30, 2010	179,063	$8.40		$356,000

Exercisable at April 30, 2010	124,063	$7.86		$336,000

Weighted average contractual life at April 30, 2010		5.73	years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at April 30,	Contractual	Exercise	April 30,	Average
Prices	2010	Life in Years	Price	2009	Exercise Price

$ 5.93	89,063	3.12	$5.93	89,063	$5.93
$ 9.30	50,000	9.67	$9.30	—	$9.30
$12.78	40,000	6.60	$12.78	35,000	$12.78

$ 5.93 -$12.78	179,063	5.73	$8.40	124,063	$7.86

5.             OIL AND NATURAL GAS DERIVATIVES

The company is exposed to certain commodity price risks relating to its ongoing operations.  The company periodically uses oil and natural gas derivatives as economic hedges of the price of a portion of its estimated production when the potential for significant downward price movement is anticipated.  These transactions typically take the form of costless collars for oil, and forward short positions based upon the NYMEX futures market for natural gas, and are closed by purchasing offsetting positions.  Such contracts do not exceed estimated production volumes and are authorized by the company’s Board of Directors.  Contracts are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

For the six months ended April 30, 2010 and 2009, the company had realized gains on natural gas derivatives of $3,000 and $2,275,000, respectively, and unrealized gains (losses) of $36,000 and ($348,000) respectively.  For the quarters ended April 30, 2010 and 2009 the company had realized gains on natural gas derivatives of $12,000 and $1,350,000 respectively, and unrealized gains (losses) of $41,000 and ($889,000), respectively.

At April 30, 2010 the company held open derivative contracts representing natural gas short sales positions for 400,000 MMBtus at NYMEX basis prices ranging from $5.31 to $7.27 and covering the production months of May 2010 through December 2010.  The company also held open derivative contracts with the same counterparty representing natural gas long positions for 360,000 MMBtus at NYMEX basis prices ranging from $4.26 to $5.83 and covering the production months of May 2010 through December 2010.  These positions are presented net due to the contractual netting provisions with the counterparty.  The open derivative contracts net to 40,000 MMBtus with a net unrealized gain of $206,000 at April 30, 2010.

Average natural gas prices received in the company’s primary market have historically been 15% - 17% below NYMEX prices due to basis differentials compared to the current differentials of about 4%.

At April 30, 2010 the company also held natural gas basis differential hedges on 280,000 MMBtus with NYMEX vs. Panhandle Eastern Pipeline basis differentials of $0.47 and covering the production months of May 2010 through December 2010.  These open basis differential contracts represent unrealized losses of $66,000 at April 30, 2010.

Subsequent to April 30, the May and June natural gas related derivative contracts closed, resulting in realized derivative gains of $32,000.

At April 30, 2010 the company also held costless collar derivative contracts for 6,000 barrels of oil for the production months of May through October 2010, priced at NYMEX WTI $75.00 floor and $95.00 ceiling.  There were no realized gains or losses on these derivatives for the three or six months ended April 30, 2010.  Unrealized losses on oil derivative contracts were $12,000 for the three and six month periods ended April 30, 2010.  There were no oil hedges in 2009.  Subsequent to April 30, the May contract closed, resulting in a realized gain of $1,000.  There were no oil hedges in 2009.

The company has a hedging line of credit with its bank which is available, at the discretion of the company, to meet margin calls.  To date, the company has not used this facility and maintains it only as a precaution related to possible margin calls.  The maximum credit line available is $7,200,000 with interest calculated at the prime rate.  The facility is unsecured and has covenants that require the company to maintain $3,000,000 in cash or short term investments, none of which are required to be maintained at the company’s bank, and prohibits funded debt in excess of $500,000.  The line expires May 1, 2013.

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on the balance sheet and changes in fair value are recorded in the statement of operations as they occur.

The location and amount of derivative fair values and related gain (loss) are indicated in the following tables:

Derivatives not designated as hedging instruments:

	As of April 30, 2010
	Balance Sheet Location	Fair Value
Natural Gas Forward Positions	Derivative Asset	$206,000
Natural Gas Basis Positions	Derivative Liability	(66,000)
Crude Oil Collars	Derivative Liability	(12,000)

Amount of Gain or (Loss) Recognized in Income on Derivatives:

Derivatives not designated as hedging instruments:

	Location of Gain/(Loss)	Six Months
	Recognized in	Ended
	Income on Derivatives	April 30, 2010
Natural Gas Forward Positions	Other Income and (Expense)	$107,000
Natural Gas Basis Positions	Other Income and (Expense)	(68,000)
Crude Oil Collars	Other Income and (Expense)	(12,000)

6.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2010			2009
			Net			Net
	Net		Income	Net		(Loss)
	Income	Shares	Per Share	(Loss)	Shares	Per Share
Basic earnings (loss) per share	$1,242,000	10,140,000	$.12	$(14,601,000)	10,358,000	$(1.41)

Effect of dilutive shares of common stock from stock options	—	39,000	—	—	—	—

Diluted earnings (loss) per share	$1,242,000	10,179,000	$.12	$(14.601,000)	10,358,000	$(1.41)

	Three Months Ended April 30,
	2010			2009
			Net			Net
	Net		Income	Net		(Loss)
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic earnings (loss) per share	$603,000	10,187,000	$.06	$(4,710,000)	10,330,000	$(.46)
Effect of dilutive shares of common stock from stock options	—	18,000	—	—	—	—

Diluted earnings (loss) per share	$603,000	10,205,000	$.06	$(4,710,000)	10,330,000	$(.46)

The company’s outstanding options were not included in the calculation of diluted loss per share for the three and six month periods ended April 30, 2009 as their inclusion would have an antidilutive effect.

7.             INCOME TAXES

The company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.  The effective tax rate varies from the statutory rate primarily due to utilization of percent depletion deductions.

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

As of April 30, 2010, the company remains subject to examination of its 2006 and 2008 Federal and 2006 through 2008 state tax returns, except Colorado, in which the 2005 tax year also remains open.

8.             INTANGIBLE ASSETS

The company owns all of the patents underlying the Calliope Gas Recovery Technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal.  The patents are being amortized on a straight line basis over the remaining lives ranging from 7.1 to 16.4 years.

	April 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Calliope intangible assets	$4,449,000	$653,000

Aggregate amortization expense:
For the six months ended April 30, 2010		$217,000

The company reviews the value of its intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  For the six months ended April 30, 2009, the company recorded a non-cash impairment expense of $926,000 related to other intangible assets.

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

The classification of financial assets or liabilities within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The determination of the fair values below incorporates various factors required under fair value accounting guidance, including the impact of the counterparty’s non-performance risk with respect to the company’s financial assets and the company’s non-performance risk with respect to the company’s financial liabilities.  The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2010:

	As of April 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Short-term investments	$1,815	$—	$235	$2,050
Derivative asset	$—	$206	$—	$206
Derivative liability	$—	$(73)	$—	$(73)

Level 3 instruments are comprised of the company’s investments in professionally managed limited partnerships.  The fair value represents the net asset value of the company’s share in each partnership.  The company identified the investments as Level 3 instruments due to the fact that quoted prices for the underlying investments in the partnerships cannot be obtained and there is not an active market for the underlying investments or the partnerships shares.  The company utilizes periodic fund statements along with current fund redemption activity and communication with investment advisors to determine the valuation of its investment.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended April 30, 2010:

	Three Months	Six Months
	Ended	Ended
	April 30, 2010	April 30, 2010
	(in thousands)

Balance as of January 31, 2010 and October 31, 2009, respectively(1)	$275	$342
Total gains (losses):
Included in earnings(2)	(1)	(12)
Redemptions	(39)	(95)
Balance as of April 30, 2010(1)	$235	$235

(1)  This amount is included in short-term investments on the balance sheet.

(2)  This amount is included in investment and other income (loss) on the statement of operations.

10.          COMMON STOCK

On September 22, 2008, the company’s Board of Directors authorized a stock repurchase program.  Under the program, the company could acquire up to $2,000,000 of its common stock.  On April 9, 2009, the Board authorized expanding the repurchase program to $4,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  During the quarter ended April 30, 2010, the company acquired 47,978 shares of its common stock at an aggregate cost of $448,000.  For the six months ended April 30, 2010, the company acquired 115,435 shares of its common stock at an aggregate cost of $1,114,000.  A total of 410,869 shares have been repurchased under the program at an average price per share of $8.90.  Subsequent to April 30, 2010 through May 20, 2010, 18,600 shares have been acquired at an average cost per share of $9.25.

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

The company has no material outstanding commitments at April 30, 2010.

12.          RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued authoritative guidance that eliminated the requirement to disclose the date through which management evaluated subsequent events in the financial statements.  Such subsequent events must still be evaluated by management through the date that financial statements are issued.  The new guidance was effective immediately and the company adopted the guidance for financial statements issued subsequent to February 24, 2010.  There was no impact on the company’s financial position or results of operations as a result of the adoption.

In January 2010, the FASB issued authoritative guidance titled “Improving Disclosures about Fair Value Measurements.”  This guidance amends existing authoritative guidance to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers into or out of Level 3 of the fair value hierarchy, and presentation on a gross basis of information regarding purchases, sales, issuances, and settlements within the Level 3 rollforward.  This guidance also clarifies certain existing disclosure requirements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within the Level 3 rollforward, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this authoritative guidance had no impact on our financial position or results of operations, but may require expanded disclosure about fair value measurements.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2010, working capital was $12,178,000 compared to $13,542,000 at October 31, 2009.  For the six months ended April 30, 2010, net cash provided by operating activities was $2,144,000 compared to $4,007,000 for the same period in 2009.  The principle difference resulted from transfers between cash and short term investments.  Income before taxes increased $25,593,000 primarily due to impairment losses of $24,652,000 in 2009, an increase in revenue of $1,626,000 and decreased other costs and expenses of $1,052,000 in 2010.

For the six months ended April 30, 2010 and 2009, net cash used in investing activities was $3,596,000 and $14,809,000, respectively.  Last year’s investment expenditures included $4,400,000 purchase of Calliope patents, $1,600,000 North Dakota Bakken acreage acquisition expenditures, $2,859,000 seismic and drilling expenditures in Central Kansas and $2,235,000 Oklahoma drilling project expenditures.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $3,555,000 and $10,368,000 respectively.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At April 30, 2010, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 5.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, including impairment losses, (“EBITDA”) was $3,380,000 for the six months ended April 30, 2010 compared to $3,256,000 for the six months ended April 30, 2009.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2010	2009
RECONCILIATION OF EBITDA:
Net Income (loss)	$1,242,000	$(14,601,000)
Add Back (Deduct):
Interest Expense	—	—
Income Tax Expense (Benefit)	415,000	(9,335,000)
Depreciation, Depletion and Amortization Expense Including Write-Down and Impairment	1,723,000	27,192,000

EBITDA	$3,380,000	$3,256,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet arrangements at April 30, 2010.

PRODUCT PRICES AND PRODUCTION

Although product prices are key to the company’s ability to operate profitably and to budget capital expenditures, they are beyond the company’s control and are difficult to predict.  Since 1991, the company has periodically hedged the price of a portion of its estimated natural gas production when the potential for significant downward price movement is anticipated.  Hedging transactions typically take the form of forward short positions, swaps and collars which are executed on the NYMEX futures market or by indexing to regional index prices associated with pipelines in proximity to the company’s production.  The company’s current hedges are indexed to NYMEX, except basis hedges which are over the counter.

The oil and natural gas average sales prices reflected in the tables below exclude the effects of commodity derivative instruments. See Note 5 of the Notes to Consolidated Financial Statements and comments at “Results of Operations for more information on gains and losses relating to commodity derivative instruments.

	Six Months Ended April 30,
	2010		2009		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	48,500	$72.74	54,800	$38.63	- 12%	+ 89%
Gas (Mcf)	523,000	$4.89	647,000	$3.62	- 19%	+ 35%
BOE (Barrels of Oil Equivalent)	135,700	$44.86	162,600	$27.43	- 17%	+ 64%

	Three Months Ended April 30,
	2010		2009		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	25,000	$72.31	38,100	$39.25	- 35%	+ 84%
Gas (Mcf)	248,000	$4.60	285,000	$3.01	- 13%	+ 53%
BOE (Barrels of Oil Equivalent)	66,200	$44.49	85,600	$27.49	- 23%	+ 62%

The effect of realized derivative gains and losses on total price realizations are reflected in the following table:

	Six Months Ended April 30,
	2010			2009
		Realized			Realized
	Net	Derivative	Effective	Net	Derivative	Effective
	Wellhead	Gain	Price	Wellhead	Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$72.74	$—	$72.74	$38.63	$—	$38.63
Gas	$4.89	$0.01	$4.90	$3.62	$3.51	$7.13

	Three Months Ended April 30,
	2010			2009
		Realized			Realized
	Net	Derivative	Effective	Net	Derivative	Effective
	Wellhead	Gain	Price	Wellhead	Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$72.31	$—	$72.31	$39.25	$—	$39.25
Gas	$4.60	$0.05	$4.65	$3.01	$4.74	$7.75

OPERATIONS

During the first six months of fiscal 2010, the company’s operations continued to focus on its two core projects — oil and natural gas drilling and application of its patented Calliope Gas Recovery System.

The company believes that, in combination, its drilling and Calliope projects provide an excellent (and possibly unique) balance for achieving its goal of adding long-lived reserves and production at reasonable costs and risks.  However, it should be expected that successful results will occur unevenly for both the drilling and Calliope projects.  Drilling results are dependent on both the timing of drilling and on the drilling success rate.  Calliope results are primarily dependent on the timing, volume and quality of Calliope installations available to the company.

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

In recent years, the company has significantly expanded both the volume and breadth of its drilling activities with new projects in central Kansas and North Dakota’s Williston Basin.  Compared to drilling in Oklahoma, the North Dakota projects involve higher costs and greater risks but significantly higher per well reserve potential.  In contrast, drilling in central Kansas is less expensive than the company’s Oklahoma drilling projects while still yielding excellent economics.

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

Recent Drilling Activities.

Bakken Shale — At April 30, 2010, the company’s first Bakken horizontal well, the Petro Hunt 148-94-17D-08-1H (“17-D”), has been on production for 79 days and is currently flowing without artificial lift.  During initial testing, the well flowed 1,267 barrels of oil and 1.24 million cubic feet of gas, or 1,474 barrels of oil equivalent (Boe), over a 24-hour period.  Through the first 90 days the well flowed 40,000 Boe.  Credo owns a 10% working interest.

Credo’s second horizontal Bakken well, also on the Fort Berthold Reservation, commenced drilling in May.  The 147-94-3A-10-1H (“3-A”) well is being drilled on a 1,280 acre spacing unit located about four miles southeast of the 17-D.  The 3-A well will also be operated by Petro-Hunt, and Credo owns an 18.75% working interest.

Credo has leased approximately 8,000 gross (6,000 net) acres on the Ft. Berthold Reservation containing about 50 drillable spacing units.  The company’s interests range up to 51% depending on the size of the spacing unit.  It is expected that more than one well will be drilled on many spacing units.

In Williams County, North Dakota, drilling has commenced on Credo’s third horizontal Bakken well, the Brigham Exploration Weisz 11-14#1-H (“Weisz”).  The well is located on a 1,280 acre spacing unit about one mile east of Brigham’s Olson 10-15-H well which has produced almost 115,000 Boe in 15 months.  Credo owns a 6% working interest and, based on Brigham’s exploration plan for the area, expects up to three Bakken wells to be drilled in the spacing unit and potentially three additional wells to develop the deeper Sanish/Three Forks formation.

Horizontal drilling targets the Bakken and Three Forks formations.  The company’s acreage is generally located south and west of Parshall Field and is in the vicinity of several recently announced significant Bakken discoveries.  The Reservation is surrounded on three sides by horizontal Bakken production, and drilling activity on the Reservation is escalating rapidly.

Central Kansas Uplift — Last year, Credo discovered a significant new field in Barton County, Kansas in which it owns an 85% working interest.  That field has produced over 100,000 barrels of oil in about 15 months.  Credo is continuing an aggressive prospect generation and lease acquisition program.  The company has significantly increased its acreage holdings on the Central Kansas Uplift and western Kansas, and currently owns 147,000 gross (85,000 net) acres.  The acreage contains 34 blocks in which the company owns interests ranging from 12.5% to 100%.

To date, Credo has drilled 56 wells on its Central Kansas Uplift acreage, of which 45% have been successful.  The company is currently drilling two to three wells per month and expects to maintain that pace for the next few years.

Recent wildcat discoveries include the Campbell #18-1 and the Keith #13-1, both located in Graham County.  The Campbell was completed pumping 75 Bopd and establishes first production on a large seismic feature for the area.  A second well on this feature is scheduled for June.  The Keith is currently awaiting completion after yielding good oil recovery on drill stem tests.  This well also establishes production on a prominent seismic feature that has good development potential.  Credo owns 27% and 46% working interests in the wells, respectively.

Calliope Gas Recovery Technology

Calliope Gas Recovery System — The company is are continuing to actively discuss commercial Calliope terms with several companies.  We have demonstrated that Calliope will perform as advertised.  Credo has previously published statistics on its Calliope wells which show finding costs of about $0.50 per Mcf and total costs to deliver gas into the pipeline of about $1.00 per Mcf.  The statistics also show that Calliope is very low risk when installed on suitable wells.

Credo recently entered into a Calliope license agreement with a mid-sized oil and gas producer to install Calliope on a pilot project.  In addition, the company is in late stage discussions with a large independent for a Calliope pilot project over a cross section of applications that will test its efficacy for a large population of wells.

Calliope’s low finding and production costs have become increasingly attractive as the economics on many industry drilling projects deteriorate due to lower product prices.  We also believe that lower natural gas prices may stimulate divestitures of marginal properties by other companies, including properties that have Calliope potential.

Results of Operations

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009

For the six months ended April 30, 2010, oil and gas revenues increased 36% to $6,087,000 compared to $4,461,000 during the same period last year.  As the oil and gas price/volume table on page 16 shows, oil sales prices increased 89% to $72.74 per barrel and natural gas sales prices increased 35% to $4.89 per Mcf.  The net effect of these price changes was to increase oil and gas sales by $2,694,000.  On an energy equivalency basis (six Mcf equals one barrel of oil), total first half production was down 17% primarily due to the impact of flush oil production last year from the company’s Huslig Field discovery.  For the period, oil production was down 12% and natural gas production was down 19%.  This resulted in an oil and gas sales decrease of $1,068,000 for the six months ended April 30, 2010.  Investment and other income increased $163,000, primarily due to market performance.

For the six months ended April 30, 2010, total costs and expenses, excluding the impairment loss of $24,652,000 in 2009, decreased 19% to $4,500,000 compared to $5,552,000 for the comparable period in 2009.  Oil and gas production expenses increased due to additional wells, offset by reduced field level expenses.  DD&A decreased primarily due to the effects of the 2009 impairment write-down.  General and administrative expenses decreased primarily due to legal and professional fees and decreased salaries and benefits.  The effective tax rate was 25% and 39% for the 2010 and 2009 periods, respectively.

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

For the three months ended April 30, 2010, total revenues increased 25% to $2,945,000 compared to $2,353,000 during the same period last year.  As the oil and gas price/volume table on page 16 shows, oil prices increased 84% to $72.31 per barrel and natural gas sales prices increased 53% to $4.60 per Mcf. The net effect of these price changes was to increase oil and gas sales by $1,713,000.  For the second quarter, total production was down 23%, calculated on the energy equivalency basis due to flush production from the Huslig Field discovery last year and suspension of drilling for natural gas.  For the period, oil production was down 35% and natural gas production was down 13%. The company has concentrated on oil drilling in Central Kansas and North Dakota during 2010 and has not drilled for gas due to low natural gas prices.  This production decline resulted in an oil and gas sales decrease of $1,121,000 for the quarter ended April 30, 2010.  Investment and other income increased $22,000 due to a generally improved investment environment.

For the three months ended April 30, 2010, total costs and expenses fell 9% to $2,237,000 compared to $2,461,000, excluding the 2009 impairment loss of $8,030,000, for the comparable period in 2009.  Oil and gas production expenses increased 8% due to additional wells, partially offset by decreased field level costs.  Depreciation, depletion and amortization (DD&A) decreased primarily due to the effects of the 2009 impairment write-down.  General and administrative expenses increased primarily due to legal and professional fees.  The effective tax rate was 24% and 39% for the 2010 and 2009 periods, respectively.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances.  Although actual results may differ from these estimates under different assumptions or conditions, the company believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts.  The company believes the following accounting policies and estimates are significant in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties, the accounting for oil and natural gas reserves, and the estimate of its asset retirement obligations.

Derivatives — The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on its balance sheet and changes in fair value are recorded in the Consolidated Statements of Operations as they occur.

Oil and Gas Properties — The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  Depreciation, depletion and amortization is a significant component of oil and natural gas properties.  A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

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

Oil and Gas Reserves — The determination of depreciation and depletion expense as well as ceiling test write-downs related to the recorded value of the company’s oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves.  Oil and natural gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the company’s control.  Accordingly, reserve estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves.  See Footnote 12 for description of new SEC rules which Credo will adopt, effective October 31, 2010.

Asset Retirement Obligations — The company estimates the future cost of asset retirement obligations, discounts that cost to its present value, and records a corresponding asset and liability in its Consolidated Balance Sheets.  The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, market risk premiums, useful life, and cost of capital.  The nature of these estimates requires the company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.

Revenue Recognition — The company derives its revenue primarily from the sale of produced natural gas and crude oil.  The company reports revenue gross for the amounts received before taking into account production taxes and transportation costs which are reported as oil and gas production expenses.  Revenue is recorded in the month production is delivered to the purchaser at which time title changes hands.  The company makes estimates of the amount of production delivered to purchasers and the prices it will receive.  The company uses its knowledge of its properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices, and other factors as the basis for these estimates.  Variances between estimates and the actual amounts received are recorded when payment is received.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated production through the use of derivatives, typically costless collars for oil and forward short positions in the NYMEX Oklahoma natural gas futures market.  At April 30, 2010 the company held open natural gas derivative contracts representing short sales positions for 400,000 MMBtus at NYMEX basis prices ranging from $5.31 to $7.27 and covering the production months of May 2010 through December 2010.  The company also held open natural gas derivative contracts with the same counterparty representing long positions for 360,000 MMBtus at NYMEX basis prices ranging from $4.26 to $5.83 and covering the production months of May 2010 through December 2010.  These positions are presented net due to the contractual netting provisions with the counterparty.  The open derivative contracts net to 40,000 MMBtus with a net unrealized gain of $206,000 at April 30, 2010.  Average prices in the company’s primary market are currently 0% below NYMEX prices due to basis differentials and transportation costs.  However, regional weather conditions and other economic factors can periodically result in substantially higher basis differentials.

At April 30, 2010 the company also held basis differential hedges on 280,000 MMBtus with NYMEX vs. Panhandle Eastern Pipeline basis differentials of $0.47 and covering the production months of May 2010 through December 2010.  These open basis differential contracts represent an unrealized loss of $66,000 at April 30, 2010.

See Note 5 to the Consolidated Financial Statements for more information regarding derivative transactions.

ITEM 4.          CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of Marlis E. Smith, Jr., our Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010.  Based on the evaluation, these officers have concluded that:

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in our internal control over financial reporting that occurred during the quarter ended April 30, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES.

During the first six months of fiscal year 2010, the company repurchased 115,435 shares of its common stock on the open market at a weighted average price of $9.65.  The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008 and extended by the Board of Directors on April 9, 2009.  The extended plan authorized repurchases up to $4,000,000, but could be expanded, suspended or discontinued at any time.  At April 30, 2010, the company has repurchased 410,869 shares of common stock at an average price per share of $8.90.  Subsequent to April 30, through May 20, 2010, the company has repurchased an additional 18,600 shares, bringing the total shares repurchased to 429,469 at an average price per share of $8.92.

Issuer Purchases of Equity Securities

			Total number	Maximum
			of shares	dollar value
			purchased	of shares
			as part of	that may yet
	Total number of	Average price	publicly	be purchased
Period	shares purchased	paid per share	announced plan	under the plan

November 1, 2008 – October 31, 2009	295,434	$8.61	295,434	$1,456,000
November 1 – 30, 2009	40,937	$10.19	40,937	$1,039,000
December 1 – 31, 2009	—	$—	—	$—
January 1 – 31, 2010	26,520	$9.38	26,520	$790,000
February 1 – 28, 2010	23,800	$8.87	23,800	$579,000
March 1-31, 2010	7,800	$9.73	7,800	$503,000
April 1 – 30, 2010	16,378	$9.84	16,378	$342,014

Total	410,869	$8.90	410,869	$342,014

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

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

Date: June 9, 2010