Form 10-Q
period 2010-07-31
CREDO PETROLEUM CORP
filed 2010-09-07
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
September 7, 2010	Common stock, $.10 par value	10,099,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended July 31, 2010

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	July 31,	October 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$8,556,000	$12,348,000
Short-term investments	1,955,000	635,000
Receivables:
Accrued oil and gas sales	1,640,000	1,566,000
Trade	296,000	487,000
Derivative assets	117,000	104,000
Other current assets	586,000	859,000
Total current assets	13,150,000	15,999,000

Long-term Assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,086,000	7,363,000
Evaluated oil and gas properties	80,503,000	76,127,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(55,503,000)	(53,211,000)
Net oil and gas properties, at cost, using full cost method	34,086,000	30,279,000

Intangible Assets, net of accumulated amortization of $762,000 in 2010 and $436,000 in 2009	3,687,000	4,013,000

Compressor and tubular inventory to be used in development	2,064,000	1,865,000

Other, net	60,000	396,000

Total Assets	$53,047,000	$52,552,000

LIABILITIES AND STOCKHOLDERS‘ EQUITY

	July 31,	October 31,
	2010	2009
	(Unaudited)

Current Liabilities:
Accounts payable	$717,000	$407,000
Revenue distribution payable	712,000	653,000
Accrued compensation	430,000	948,000
Other accrued liabilities	222,000	394,000
Income taxes payable	16,000	55,000
Total current liabilities	2,097,000	2,457,000

Long Term Liabilities:
Deferred income taxes, net	3,105,000	2,537,000
Asset retirement obligation	1,277,000	1,502,000
Total liabilities	6,479,000	6,496,000

Commitments:

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,528,000	31,472,000
Treasury stock at cost, 548,000 shares in 2010 and 419,000 in 2009	(4,144,000)	(2,803,000)
Retained earnings	18,118,000	16,321,000
Total stockholders’ equity	46,568,000	46,056,000

Total Liabilities and Stockholders’ Equity	$53,047,000	$52,552,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Oil sales	$5,252,000	$4,142,000	$1,722,000	$2,024,000
Natural gas sales	3,752,000	3,156,000	1,195,000	813,000
	9,004,000	7,298,000	2,917,000	2,837,000

Costs and expenses:
Oil and gas production	2,480,000	2,394,000	822,000	771,000
Depreciation, depletion and amortization	2,648,000	3,499,000	925,000	960,000
Write-down of oil and natural gas properties (Note 3) and impairment of long lived assets (Note 8)	—	24,653,000	—	—
General and administrative	1,629,000	1,953,000	510,000	564,000
	6,757,000	32,499,000	2,257,000	2,295,000

Income (loss) from operations	2,247,000	(25,201,000)	660,000	542,000

Other income and (expense)
Realized and unrealized gains (losses) from derivative contracts	66,000	1,911,000	39,000	(16,000)
Investment and other income (loss)	52,000	(66,000)	9,000	54,000
	118,000	1,845,000	48,000	38,000

Income (loss) before income taxes	2,365,000	(23,356,000)	708,000	580,000

Income taxes	(568,000)	9,108,000	(153,000)	(227,000)

Net income (loss)	$1,797,000	$(14,248,000)	$555,000	$353,000

Earnings (loss) per share of Common Stock-Basic	$0.18	$(1.38)	$0.06	$0.03

Earnings (Loss) Per Share Of Common Stock-Diluted	$0.18	$(1.38)	$0.06	$0.03

Weighted average number of shares of Common Stock and dilutive securities:
Basic	10,179,000	10,341,000	10,146,000	10,305,000

Diluted	10,200,000	10,341,000	10,151,000	10,333,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,797,000	$(14,248,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-down of oil and natural gas properties and impairment of long lived assets	—	24,653,000
Depreciation, depletion and amortization	2,648,000	3,499,000
ARO liability accretion	59,000	85,000
Unrealized (gains) loss on derivative instruments	(13,000)	1,046,000
Deferred income taxes	568,000	(9,159,000)
Loss on short term investments	(14,000)	65,000
Compensation expense related to stock options granted	56,000	24,000
Other	—	(5,000)
Changes in operating assets and liabilities:
Proceeds from short-term investments	194,000	2,292,000
Purchase of short-term investments	(1,500,000)	—
Accrued oil and gas sales	(74,000)	473,000
Trade receivables	191,000	597,000
Other current assets	273,000	(123,000)
Accounts payable and accrued liabilities	(690,000)	(1,103,000)
Income taxes payable	(39,000)	47,000

Net cash provided by operating activities	3,456,000	8,143,000

Cash flows from investing activities:
Additions to oil and gas properties	(6,100,000)	(11,299,000)
Proceeds from sale of oil and gas properties	86,000	—
Changes in other long-term assets	107,000	(54,000)
Purchase intangible assets	—	(4,400,000)

Net cash used in investing activities	(5,907,000)	(15,753,000)

Cash flows from financing activities:
Purchase of treasury stock	(1,638,000)	(1,232,000)
Proceeds from exercise of stock options	297,000	—

Net cash used in financing activities	(1,341,000)	(1,232,000)

Decrease in cash and cash equivalents	(3,792,000)	(8,842,000)

Cash and cash equivalents:
Beginning of period	12,348,000	22,332,000

End of period	$8,556,000	$13,490,000

Additions to oil and gas properties in current liabilities	$384,000	$390,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

July 31, 2010

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

3.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the nine months ended July 31, 2010 and 2009 were $2,292,000 and $3,100,000 respectively, and were $807,000 and $838,000 for the three months ended July 31, 2010 and 2009, respectively.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

At July 31, 2010 the estimated present value of future net revenues from proved reserves, net of related income tax considerations, exceeded the capitalized costs of the company’s oil and natural gas properties.  Therefore, a ceiling test write-down was not required.  For the nine months ended July 31, 2009, the company recorded ceiling test write-downs of $23,726,000.

Changes in oil and natural gas prices have historically had the most significant impact on the company’s ceiling test.  In general, the ceiling is lower when prices are lower.  Even though oil and natural gas prices can be highly volatile over weeks and even days, the ceiling calculation dictates that prices in effect as of the last day of the test period be used and held constant.  The resulting valuation is a snapshot as of that day and, thus, is generally not indicative of a true fair value that would be placed on the company’s reserves by the company or by an independent third party.  Therefore, the future net revenues associated with the estimated proved reserves are not based on the company’s assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the test period.  See Footnote 12. for description of new SEC rules which Credo will adopt, effective October 31, 2010.

4.             STOCK-BASED COMPENSATION

For the nine months ended July 31, 2010 and 2009, the company recognized stock based compensation expense of $56,000 and $24,000 respectively.  For the three months ended July 31, 2010 and 2009, the company recognized stock based compensation expense of $22,000 and $8,000, respectively.  The estimated unrecognized compensation cost from unvested stock options as of July 31, 2010 was approximately $149,000 which is expected to be recognized over an average of 2.5 years.

No options were granted during fiscal year 2009.  The fair value of the 50,000 options granted during the nine months ended July 31, 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:  volatility, 51.6%; expected option term, 3 years; risk-free interest rate, 2.69% and; expected dividend yield, 0%.  If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimate will also be included in compensation expense.

Plan activity for the nine months ended July 31, 2010 is set forth below:

		Weighted
		Average		Aggregate
	Number of	Exercise		Intrinsic
	Options	Price		Value
Outstanding at October 31, 2009	179,063	$7.46		$530,000
Granted	50,000	9.30		—
Exercised	(50,000)	5.93		—
Cancelled or forfeited	—	—		—
Outstanding at July 31, 2010	179,063	$8.40		$158,000

Exercisable at July 31, 2010	124,063	$7.86		$158,000

Weighted average contractual life at July 31, 2010		5.48	years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at July 31,	Contractual	Exercise	July 31,	Average
Prices	2010	Life in Years	Price	2010	Exercise Price

$ 5.93	89,063	2.87	$5.93	89,063	$5.93
$ 9.30	50,000	9.42	9.30	—	9.30
$12.78	40,000	6.35	$12.78	35,000	$12.78

$ 5.93 -$12.78	179,063	5.48	$8.40	124,063	$7.86

5.             OIL AND NATURAL GAS DERIVATIVES

The company is exposed to certain commodity price risks relating to its ongoing operations.  The company periodically uses derivatives as economic hedges of the price of a portion of its estimated production when the potential for significant downward price movement is anticipated.  These transactions typically take the form of costless collars for oil and forward short positions based upon the NYMEX futures market for natural gas, and are closed by purchasing offsetting positions.  Such contracts do not exceed estimated production volumes and are authorized by the company’s Board of Directors.  Contracts are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

For the nine months ended July 31, 2010 and 2009, the company had realized gains on derivatives of $53,000 and $2,957,000 respectively, and unrealized gains (losses) of $13,000 and ($1,046,000) respectively.  For the quarter ended July 31, 2010 and 2009 the company had realized gains on derivatives of $49,000 and $682,000 respectively, and unrealized losses of $11,000 and $698,000, respectively.

At July 31, 2010 the company held open derivative contracts representing natural gas short sales positions for 180,000 MMBtus at NYMEX basis prices ranging from $5.55 to $7.27 and covering the production months of August 2010 through December 2010.  The company also held open offsetting derivative contracts with the same counterparty for 160,000 MMBtus at NYMEX basis prices ranging from $5.44 to $5.83 and covering the production months of August 2010 through December 2010.  These positions are presented net due to the contractual netting provisions with the counterparty.  The open derivative contracts net to 20,000 MMBtus with a net unrealized gain of $110,000 at July 31, 2010.  Average natural gas prices received in the company’s primary market have historically been 15% - 17% below NYMEX prices due to basis differentials compared to the current differentials of about 10%.

At July 31, 2010 the company also held natural gas basis differential hedges on 200,000 MMBtus with NYMEX vs. Panhandle Eastern Pipeline basis differentials of $0.47 and covering the production months of August 2010 through December 2010.  These open basis differential contracts represent unrealized gains of $3,000 at July 31, 2010.

Subsequent to July 31, the August and September natural gas related derivative contracts closed, resulting in realized derivative gains of $59,210.

At July 31, 2010 the company also held costless collar derivative contracts for 3,000 barrels of oil for the production months of August through October 2010, priced at NYMEX WTI $75.00 floor and $95.00 ceiling.  There were no realized gains or losses on these derivatives for the three or six months ended July 31, 2010.  Unrealized gains (losses) on oil derivative contracts were $4,000 and ($8,000) for the three and nine month periods ended July 31, 2010.  There were no oil hedges in 2009.  Subsequent to July 31, the August contract closed with no realized gain or loss on the transaction.

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

Derivatives not designated as hedging instruments:

	As of July 31, 2010
	Balance Sheet Location	Fair Value
Natural Gas Forward Positions	Derivative Asset	$110,000
Natural Gas Basis Positions	Derivative Asset	3,000
Crude Oil Collars	Derivative Asset	4,000

Amount of Gain or (Loss) Recognized in Income on Derivatives:

Derivatives not designated as hedging instruments:

	Location of Gain/(Loss)	Nine Months
	Recognized in	Ended
	Income on Derivatives	July 31, 2010
Natural Gas Forward Positions	Other Income and (Expense)	$85,000
Natural Gas Basis Positions	Other Income and (Expense)	(24,000)
Crude Oil Collars	Other Income and (Expense)	5,000

6.             EARNINGS PER SHARE

The company’s calculation of earnings (loss) per share of common stock is as follows:

	Nine Months Ended July 31,
	2010			2009
			Net			Net
	Net		Income	Net		(Loss)
	Income	Shares	Per Share	(Loss)	Shares	Per Share
Basic earnings (loss) per share	$1,797,000	10,179,000	$0.18	$(14,248,000)	10,341,000	$(1.38)

Effect of dilutive shares of common stock from stock options	—	21,000	—	—	—	—

Diluted earnings (loss) per share	$1,797,000	10,200,000	$0.18	$(14,248,000)	10,341,000	$(1.38)

	Three Months Ended July 31,
	2010			2009
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$555,000	10,146,000	$.06	$353,000	10,305,000	$.03
Effect of dilutive shares of common stock from stock options	—	5,000	—	—	28,000	—

Diluted earnings per share	$555,000	10,151,000	$.06	$353,000	10,333,000	$.03

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

As of July 31, 2010, the company remains subject to examination of its 2006 and 2008 Federal and 2006 through 2008 state tax returns, except Colorado, in which the 2005 tax year also remains open.

8.             INTANGIBLE ASSETS

The company owns all of the patents underlying the Calliope Gas Recovery Technology and patents covering a new fluid lift technology for shallow wells known as Tractor Seal.  The patents are being amortized on a straight line basis over the remaining lives ranging from 6.9 to 16.2 years.

	July 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$4,449,000	$762,000

Aggregate amortization expense:
For the nine months ended July 31, 2010		$326,000

The company reviews the value of its intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  For the nine months ended July 31, 2009, the company recorded a non-cash impairment expense of $926,000 related to other intangible assets.

9.             FAIR VALUE MEASUREMENTS

The company utilizes derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of its anticipated future natural gas production.  These derivatives are carried at fair value on the consolidated balance sheets.  Additionally, the company’s short-term investments consist partially of professionally managed limited partnerships which include investments that are not publicly traded and may have less readily determinable market values.  Accounting standards established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

The classification of financial assets or liabilities within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The determination of the fair values below incorporates various factors required under fair value accounting guidance, including the impact of the counterparty’s non-performance risk with respect to the company’s financial assets and the company’s non-performance risk with respect to the company’s financial liabilities.  The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2010:

	As of July 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Short-term investments	$1,816	$—	$139	$1,955
Derivative asset	$—	$117	$—	$117

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended July 31, 2010:

	Three Months	Nine Months
	Ended	Ended
	July 31, 2010	July 31, 2010
	(in thousands)

Balance as of April 30, 2010 and October 31, 2009, respectively(1)	$235	$342
Total gains (losses):
Included in earnings(2)	3	(9)
Additions	—	—
Redemptions	(99)	(194)
Balance as of July 31, 2010(1)	$139	$139

(1)   This amount is included in short-term investments on the balance sheet.

(2)   This amount is included in investment and other income (loss) on the statement of operations.

10.          COMMON STOCK

On September 22, 2008, the company’s Board of Directors authorized a stock repurchase program.  Under the program, the company could acquire up to $2,000,000 of its common stock.  On April 9, 2009, the Board authorized expanding the repurchase program to $4,000,000 and on July 29, 2010 the program was expanded to $5,000.000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  During the quarter ended July 31, 2010, the company acquired 63,767 shares of its common stock at an aggregate cost of $524,000.  For the nine months ended July 31, 2010, the company acquired 179,202 shares of its common stock at an aggregate cost of $1,638,000.  A total of 474,636 shares have been repurchased under the program at an average price per share of $8.81.  Subsequent to July 31, 2010 through September 9, 2010, 13,000 shares have been acquired at an average cost per share of $7.88.

11.          COMMITMENTS AND CONTINGENCIES

The company was named as a defendant in a lawsuit alleging breach of contract, and other issues, arising in the normal course of its oil and gas activities.  The suit was settled August 11, 2010 at a cost of $25,000 to Credo.

The company has also been named as a defendant in a lawsuit brought by a former employee.  The suit alleges breach of contract and other employment issues.  Although the company believes the allegations are without merit and that the company will ultimately prevail, the ultimate outcome of this lawsuit cannot be determined at this time.

The company has no material outstanding commitments at July 31, 2010.

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

In January 2010, the FASB issued authoritative guidance titled “Improving Disclosures about Fair Value Measurements.”  This guidance amends existing authoritative guidance to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers into or out of Level 3 of the fair value hierarchy, and presentation on a gross basis of information regarding purchases, sales, issuances, and settlements within the Level 3 rollforward.  This guidance also clarifies certain existing disclosure requirements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within the Level 3 rollforward, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this authoritative guidance had no impact on our financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2010, working capital was $11,053,000 compared to $13,542,000 at October 31, 2009.  For the nine months ended July 31, 2010, net cash provided by operating activities was $3,456,000 compared to $8,143,000 for the same period in 2009.  The principle difference resulted from transfers between cash and short term investments.  Income before taxes increased $25,720,000 primarily due to impairment losses of $24,653,000 in 2009, an increase in revenue of $1,706,000 and decreased other costs and expenses of $1,089,000 in 2010.

For the nine months ended July 31, 2010 and 2009, net cash used in investing activities was $5,907,000 and $15,753,000, respectively.  Investing activities primarily included oil and gas exploration and development expenditures, including Calliope, totaling $6,100,000 and $11,299,000 respectively.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At July 31, 2010, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 5.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, including impairment losses, (“EBITDA”) was $5,012,000 for the nine months ended July 31, 2010 compared to $4,769,000 for the nine months ended July 31, 2009.  EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between EBITDA and net income is provided in the table below:

	Nine Months Ended July 31,
	2010	2009
RECONCILIATION OF EBITDA:
Net Income (loss)	$1,797,000	$(14,248,000)
Add Back (Deduct):
Income Tax Expense (Benefit)	567,000	(9,108,000)
Depreciation, Depletion and Amortization Expense Including Write-Down and Impairment	2,648,000	28,152,000
EBITDA	$5,012,000	$4,796,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet arrangements at July 31, 2010.

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

The oil and natural gas average sales prices reflected in the table below excludes the effects of commodity derivative instruments. See Note 5 of the Notes to Consolidated Financial Statements and comments at “Results of Operations for more information on gains and losses relating to commodity derivative instruments.

	Nine Months Ended July 31,
	2010		2009		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	73,600	$71.35	90,500	$45.77	- 19%	+ 56%
Gas (Mcf)	783,000	$4.79	940,000	$3.36	- 17%	+ 43%
BOE (Barrels of Oil Equivalent)	204,000	$44.12	247,200	$29.52	- 17%	+ 49%

	Three Months Ended July 31,
	2010		2009		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	25,000	$68.66	35,500	$56.98	- 29%	+ 21%
Gas (Mcf)	260,000	$4.60	293,000	$2.75	- 11%	+ 67%
BOE (Barrels of Oil Equivalent)	68,400	$42.64	84,300	$33.63	- 19%	+ 27%

The effect of realized derivative gains and losses on total price realizations are reflected in the following table:

	Nine Months Ended July 31,
	2010			2009
	Net	Realized	Effective	Net	Realized	Effective
	Wellhead	Derivative	Price	Wellhead	Derivative	Price
Product	Price	Gain	Realization	Price	Gain	Realization

Oil	$71.35	$—	$71.35	$45.77	$—	$45.77
Gas	$4.79	$0.07	$4.86	$3.36	$3.14	$6.50

	Three Months Ended July 31,
	2010			2009
	Net	Realized	Effective	Net	Realized	Effective
	Wellhead	Derivative	Price	Wellhead	Derivative	Price
Product	Price	Gain	Realization	Price	Gain	Realization

Oil	$68.66	$—	$68.66	$56.98	$—	$56.98
Gas	$4.60	$0.19	$4.79	$2.75	$2.33	$5.08

OPERATIONS

During the first nine months of fiscal 2010, the company’s operations have focused on two principle projects — oil drilling in the North Dakota Bakken shale play and in central Kansas.

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

In recent years, the company has significantly expanded both the volume and breadth of its drilling activities with new projects in central Kansas and North Dakota’s Williston Basin (Bakken Shale).  Compared to drilling in Oklahoma, the North Dakota projects involve higher costs and greater risks but significantly higher per well reserve potential.  In contrast, drilling in central Kansas is less expensive than the company’s Oklahoma drilling projects while still yielding excellent economics.

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

Recent Drilling Activities.

Bakken Shale — At July 31, 2010, the company’s first Bakken horizontal well, the Petro Hunt 148-94-17D-08-1H (“17-D”), located on the Fort Berthold Reservation, has been on production for approximately six months and is continuing to flow without artificial lift.  Through the first six months the well flowed 57,000 Boe.  Credo owns a 10% working interest.

Credo’s second horizontal Bakken well, also on the Fort Berthold Reservation, commenced drilling in May and has reached TD.  The 147-94-3A-10-1H (“3-A”) well was drilled on a 1,280 acre spacing unit located about four miles southeast of the 17-D.  The 3-A well is operated by Petro-Hunt and is awaiting completion.  Credo owns an 18.75% working interest.

Credo has leased approximately 8,000 gross (6,000 net) acres on the Ft. Berthold Reservation containing about 50 drillable spacing units.  The company’s interests range up to 51% depending on the size of the spacing unit.  It is expected that more than one well will be drilled on many spacing units.

In Williams County, North Dakota, Credo’s third horizontal Bakken well has been drilled and is awaiting completion.  The Brigham Exploration Weisz 11-14#1-H (“Weisz”) is located on a 1,280 acre spacing unit about one mile east of Brigham’s Olson 10-15-H well which has produced 126,000 Boe in 18 months.  Credo owns a 6% working interest and, based on Brigham’s exploration plan for the area, expects up to three Bakken wells to be drilled in the spacing unit and potentially three additional wells to develop the deeper Sanish/Three Forks formation.  The company’s acreage is generally located south and west of Parshall Field and is in the vicinity of several recently announced significant Bakken discoveries.  The Reservation is surrounded on three sides by horizontal Bakken production, and drilling activity on the Reservation is escalating rapidly.

Central Kansas Uplift — Last year, Credo discovered a significant new field in Barton County, Kansas (the Huslig Field) in which it owns an 85% working interest.  That field has produced over 110,000 barrels of oil in about 18 months.  Credo is continuing an aggressive prospect generation and lease acquisition program.  The company has significantly increased its acreage holdings on the Central Kansas Uplift and western Kansas, and currently owns 147,000 gross (85,000 net) acres.  The acreage contains 34 blocks in which the company owns interests ranging from 12.5% to 100%.

To date, Credo has drilled 63 wells on its Central Kansas Uplift acreage, of which 41% have been successful.  The company is currently drilling two to three wells per month and expects to maintain that pace for the next few years.

Calliope Gas Recovery Technology

Calliope Gas Recovery System — The company is continuing to actively discuss commercial Calliope terms with several companies.  We have demonstrated that Calliope will perform as advertised.  Credo has previously published statistics on its Calliope wells which show finding costs of about $0.50 per Mcf and total costs to deliver gas into the pipeline of about $1.00 per Mcf.  The statistics also show that Calliope is very low risk when installed on suitable wells.

Calliope’s low finding and production costs have become increasingly attractive as the economics on many industry drilling projects deteriorate due to lower product prices.  We also believe that lower natural gas prices may stimulate divestitures of marginal properties by other companies, including properties that have Calliope potential.

Results of Operations

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009

For the nine months ended July 31, 2010, oil and gas revenues increased 23% to $9,004,000 compared to $7,298,000 during the same period last year.  As the oil and gas price/volume table on page 16 shows, oil sales prices increased 56% to $71.35 per barrel and natural gas sales prices increased 43% to $4.79 per Mcf.  The net effect of these price changes was to increase oil and gas sales by $3,666,000.  On an energy equivalency basis (six Mcf equals one barrel of oil), for the first nine months production was down 17% primarily due to the impact of flush oil production last year from the company’s Huslig Field discovery.  For the period, oil production was down 19% and natural gas production was down 17%.  This resulted in an oil and gas sales decrease of $1,960,000 for the nine months ended July 31, 2010.

For the nine months ended July 31, 2010, total costs and expenses, excluding the impairment loss of $24,653,000 in 2009, decreased 14% to $6,757,000 compared to $7,846,000 for the comparable period in 2009.  Oil and gas production expenses increased due to additional wells, offset by reduced field level expenses.  DD&A decreased primarily due to the effects of the 2009 impairment write-down.  General and administrative expenses decreased primarily due to legal and professional fees and decreased salaries and benefits.  The effective tax rate was 24% and 39% for the 2010 and 2009 periods, respectively.

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

For the three months ended July 31, 2010, oil and gas sales revenues increased 3% to $2,917,000 compared to $2,837,000 during the same period last year.  As the oil and gas price/volume table on page 17 shows, oil prices increased 21% to $68.66 per barrel and natural gas sales prices increased 67% to $4.60 per Mcf. The net effect of these price changes was to increase oil and gas sales by $948,000.  For the third quarter, total production was down 19%, calculated on the energy equivalency basis due to flush production from the Huslig Field discovery last year and suspension of drilling for natural gas.  For the period, oil production was down 29% and natural gas production was down 11%. The company has concentrated on oil drilling in Central Kansas and North Dakota during 2010 and has not drilled for gas due to low natural gas prices.  This production decline resulted in an oil and gas sales decrease of $868,000 for the quarter ended July 31, 2010.

For the three months ended July 31, 2010, total costs and expenses fell 2% to $2,258,000 compared to $2,295,000 for the comparable period in 2009.  Oil and gas production expenses increased 7% due to additional wells, partially offset by decreased field level costs.  Depreciation, depletion and amortization (DD&A) decreased primarily due to the effects of the 2009 impairment write-down.  General and administrative expenses decreased primarily due to legal and professional fees.  The effective tax rate was 22% and 39% for the 2010 and 2009 periods, respectively.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated production through the use of derivatives, typically costless collars for oil and forward short positions in the NYMEX Oklahoma natural gas futures market.  At July 31, 2010 the company held open natural gas derivative contracts representing short sales positions for 180,000 MMBtus at NYMEX basis prices ranging from $5.55 to $7.27 and covering the production months of August 2010 through December 2010.  The company also held open natural gas derivative contracts with the same counterparty representing long positions for 160,000 MMBtus at NYMEX basis prices ranging from $5.44 to $5.83 and covering the production months of August 2010 through December 2010.  These positions are presented net due to the contractual netting provisions with the counterparty.  The open derivative contracts net to 20,000 MMBtus with a net unrealized gain of $110,000 at July 31, 2010.  Average prices in the company’s primary market are currently 10% below NYMEX prices due to basis differentials and transportation costs.  However, regional weather conditions and other economic factors can periodically result in substantially higher basis differentials.

At July 31, 2010 the company also held basis differential hedges on 200,000 MMBtus with NYMEX vs. Panhandle Eastern Pipeline basis differentials of $0.47 and covering the production months of August 2010 through December 2010.  These open basis differential contracts represent unrealized gains of $3,000 at July 31, 2010.

At July 31, 2010 the company also held costless collar derivative contracts for 3,000 barrels of oil for the production months of August through October 2010, priced at NYMEX WTI $75.00 floor and $95.00 ceiling.  There were no realized gains or losses on these derivatives for the three or six months ended July 31, 2010.  Unrealized gains (losses) on oil derivative contracts were $4,000 and ($8,000) for the three and nine month periods ended July 31, 2010.  There were no oil hedges in 2009.  Subsequent to July 31, the August contract closed with no realized gain or loss on the transaction.

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Marlis E. Smith, Jr., our Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010.  Based on the evaluation, these officers have concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) — Note 11, Commitments and Contingencies”, in Part I, Item I of this Form 10-Q and incorporated by reference into this Part II, Item I.

TEM 1A.                    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

During the first nine months of fiscal year 2010, the company repurchased 179,202 shares of its common stock on the open market at a weighted average price of $9.14.  The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008 and extended by the Board of Directors on April 9, 2009 and July 29, 2010.  The extended plan authorized repurchases up to $5,000,000, but could be expanded, suspended or discontinued at any time.  At July 31, 2010, the company has repurchased 474,636 shares of common stock at an average price per share of $8.81.  Subsequent to July 31, 2010, and through September 9, 2010, the company has repurchased 13,327 shares, bringing the total shares repurchased to 487,963 at an average price per share of $8.74.

Issuer Purchases of Equity Securities

			Total number	Maximum
			of shares	dollar value
			purchased	of shares
			as part of	that may yet
	Total number of	Average price	publicly	be purchased
Period	shares purchased	paid per share	announced plan	under the plan

November 1, 2008 – October 31, 2009	295,434	$8.61	295,434	$1,456,000
November 1 – 30, 2009	40,937	$10.19	40,937	$1,039,000
December 1 – 31, 2009	—	$—	—	$1,039,000
January 1 – 31, 2010	26,520	$9.38	26,520	$790,000
February 1 – 28, 2010	23,800	$8.87	23,800	$579,000
March 1-31, 2010	7,800	$9.73	7,800	$503,000
April 1 – 30, 2010	16,378	$9.84	16,378	$342,000
May 1 – 30, 2010	18,600	$9.24	18,600	$170,000
June 1 – 30, 2010	21,167	$8.02	21,167	$—
July 1 – 31, 2010	24,000	$7.59	24,000	$818,000

Total	474,636	$8.81	474,636	$818,000

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

Date: September 7, 2010