Form 10-Q
period 2011-01-31
CREDO PETROLEUM CORP
filed 2011-03-11
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
March 10, 2011	Common stock, $.10 par value	10,041,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended January 31, 2011

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

A S S E T S

	January 31,	October 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$6,813,000	$7,179,000
Short-term investments	2,056,000	1,990,000
Receivables:
Accrued oil and natural gas sales	1,953,000	1,574,000
Trade	584,000	479,000
Derivative Assets	3,000	32,000
Other current assets	752,000	832,000
Total current assets	12,161,000	12,086,000

Long-term assets:
Oil and natural gas properties, at cost, using full cost method:
Unevaluated oil and natural gas properties	9,869,000	8,801,000
Evaluated oil and natural gas properties	87,360,000	83,360,000
Less: accumulated depreciation, depletion and amortization	(57,213,000)	(56,339,000)
Net oil and natural gas properties	40,016,000	35,822,000

Intangible assets, net of amortization of $981,000 in 2011 and $872,000 in 2010	3,469,000	3,578,000

Compressor and tubular inventory to be used in development of oil and gas properties	1,855,000	1,855,000

Other, net	77,000	64,000

Total assets	$57,578,000	$53,405,000

L I A B I L I T I E S   A N D   S T O C K H O L D E R S ‘   E Q U I T Y

	January 31,	October 31,
	2011	2010
Current Liabilities:
Accounts payable	$4,664,000	$1,200,000
Revenue distribution payable	677,000	565,000
Accrued compensation	365,000	466,000
Other accrued liabilities	176,000	177,000
Derivative Liability	439,000	—
Income taxes payable	17,000	17,000
Total current liabilities	6,338,000	2,425,000

Long Term Liabilities:
Deferred income taxes, net	3,206,000	3,281,000
Non-current derivative liability	273,000	—
Asset retirement obligation	1,152,000	1,132,000
Total liabilities	10,969,000	6,838,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,504,000	31,486,000
Treasury stock at cost, 619,000 shares in 2011 and 601,000 shares in 2010	(4,654,000)	(4,509,000)
Retained earnings	18,693,000	18,524,000
Total stockholders’ equity	46,609,000	46,567,000

Total liabilities and stockholders’ equity	$57,578,000	$53,405,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Oil sales	$2,235,000	$1,724,000
Natural gas sales	1,015,000	1,418,000
	3,250,000	3,142,000

Costs and expenses:
Oil and natural gas production	867,000	856,000
Depreciation, depletion and amortization	994,000	865,000
General and administrative	485,000	542,000
	2,346,000	2,263,000

Income from operations	904,000	879,000

Other income and (expense)
Realized and unrealized (loss) on derivative contracts	(705,000)	(14,000)

Investment and other income (loss)	26,000	(1,000)
	(679,000)	(15,000)

Income before income taxes	225,000	864,000
Income taxes	(56,000)	(225,000)

Net income	$169,000	$639,000

Earnings per share of Common Stock - Basic	$.02	$.06

Earnings per share of Common Stock - Diluted	$.02	$.06

Weighted average number of shares of common stock and dilutive securities:
Basic	10,043,000	10,204,000

Diluted	10,070,000	10,251,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$169,000	$639,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	994,000	865,000
ARO liability accretion	20,000	14,000
Unrealized losses on derivative contracts	741,000	4,000
Deferred income taxes	(75,000)	225,000
(Gains) losses on short term investments	(22,000)	6,000
Compensation expense related to stock options granted	17,000	8,000
Other	(2,000)	(2,000)
Changes in operating assets and liabilities:
Purchase of short-term investments	(50,000)	—
Proceeds from short-term investments	6,000	56,000
Accrued oil and natural gas sales	(379,000)	(284,000)
Trade receivables	(105,000)	67,000
Other current assets	80,000	144,000
Accounts payable and accrued liabilities	924,000	(430,000)

Net Cash Provided By Operating Activities	2,318,000	1,312,000

Cash Flows Used in Investing Activities:
Additions to oil and natural gas properties	(2,518,000)	(839,000)
Changes in other long-term assets	(21,000)	(25,000)

Net Cash Used In Investing Activities	(2,539,000)	(864,000)

Cash Flows Used By Financing Activities:
Purchase of treasury stock	(145,000)	(667,000)

Net Cash Used By Financing Activities	(145,000)	(667,000)

Decrease In Cash And Cash Equivalents	(366,000)	(219,000)

Cash And Cash Equivalents:
Beginning of period	7,179,000	12,348,000

End of period	$6,813,000	$12,129,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

January 31, 2011

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the company’s results for the periods presented.  Management has evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued.  For a more complete understanding of the company’s financial condition and accounting policies, these consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  The results for interim periods are not necessarily indicative of annual results.

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

2.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the three months ended January 31, 2011 and 2010 were $874,000 and $745,000 respectively.  The company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects.  The January 31, 2011 ceiling test was based on the average of the first-day-of-the-month prices during the twelve-month period prior to January 31, 2011 pursuant to the SEC’s “Modernization of Oil and Gas Reporting” rule, which was effective for the company beginning with October 31, 2010 reporting.  If such capitalized costs exceed the ceiling, the company will record a write-down to the extent of such excess as a non-cash charge to earnings.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.

At January 31, 2011 and 2010 the estimated present value of future net revenues from proved reserves, net of related income tax considerations, exceeded the capitalized costs of the company’s oil and natural gas properties.  Therefore, a ceiling test write-down was not required.

Changes in oil and natural gas prices have historically had the most significant impact on the company’s ceiling test.  In general, the ceiling is lower when prices are lower.  The ceiling test is not a fair value based measurement.  Rather it is a standardized mathematical calculation and is generally not indicative of a true fair value that would be placed on the company’s reserves by the company or by an independent third party.

3.             STOCK-BASED COMPENSATION

For the three months ended January 31, 2011 and 2010, the company recognized stock based compensation expense of $17,000 and $8,000 respectively.  The estimated unrecognized compensation cost from unvested stock options as of January 31, 2011 was approximately $110,000 which is expected to be recognized over an average of 1.9 years.

No options were granted during fiscal year 2011.  The fair value of the 50,000 options granted during the three months ended January 31, 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:  volatility, 51.6%; expected option term, 3 years; risk-free interest rate, 2.69% and; expected dividend yield, 0%.  If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimate will also be included in compensation expense.

Plan activity for the three months ended January 31, 2011 is set forth below:

Three Months Ended January 31, 2011
Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2010	179,063	$8.40	$184,000
Granted	—	—
Exercised	—	—	—
Cancelled or forfeited	—	—	—
Outstanding at January 31, 2011	179,063	$8.40	$594,000

Exercisable at January 31, 2011	145,730	$8.40	$523,000

Weighted average contractual life at January 31, 2011		4.98 years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at January 31,	Contractual	Exercise	January 31,	Average
Prices	2011	Life in Years	Price	2010	Exercise Price

$ 5.93	89,063	2.37	$5.93	89,063	$5.93
$ 9.30	50,000	8.92	$9.30	16,667	$9.30
$12.78	40,000	5.85	$12.78	40,000	$12.78

$ 5.93 -$12.78	179,063	4.98	$8.40	145,730	$8.20

4.             OIL AND NATURAL GAS DERIVATIVES

The company manages exposure to commodity price fluctuations by periodically hedging a portion of estimated production when the potential for significant downward price movement is anticipated.  These transactions typically take the form of costless collars for oil. For natural gas the company uses forward short positions based upon the NYMEX futures market for which are closed by purchasing offsetting positions.  Such contracts do not exceed estimated production volumes and are authorized by the company’s Board of Directors.  Contracts are expected to relate to the timing of actual production but may be closed earlier if the anticipated downward price movement occurs or if the company believes that the potential for such movement has abated.

At January 31, 2011 the company held costless collar derivative contracts for 5,000 barrels of oil for each production month of February through December 2011 with a floor of $80.00 and a ceiling ranging from $90.50 to $97.50 per barrel.  The company also held costless collar derivative contracts for 3,000 barrels of oil for each production month of January through December 2012 with a floor of $80.00 and a ceiling ranging from $94.00 to $99.00 per barrel.

At January 31, 2011 the company held open derivative contracts representing natural gas short sales positions for 60,000 MMBtus at NYMEX basis prices ranging from $4.35 to $4.51 and covering the production months of February and March 2010.  Average prices in the company’s primary market are currently 2% below NYMEX prices due to basis differentials and transportation costs.

For the quarters ended January 31, 2011 and 2010 the company had realized gains (losses) on derivatives of $36,000 and ($10,000) respectively, and unrealized (losses) of ($741,000) and ($4,000), respectively.  Current quarter unrealized losses are attributable only to oil collar derivatives.

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

The company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on the balance sheet and changes in fair value are recorded in the statement of operations as they occur.  The location and amount of derivative fair values and related gain (loss) are indicated in the following tables:

Derivatives not designated as hedging instruments:

	As of January 31, 2011
	Balance Sheet Location	Fair Value
Natural Gas Forward Positions	Derivative Asset-Current	$3,000
Crude Oil Collars	Derivative Liability-Current	439,000
Crude Oil Collars	Derivative Liability-Non Current	273,000

Amount of Gain or (Loss) Recognized in Income on Derivatives:
Derivatives not designated as hedging instruments:

	Location of Gain/(Loss)	Three Months
	Recognized in	Ended
	Income (Loss) on Derivatives	January 31, 2011
Natural Gas Forward Positions	Other Income and (Expense)	$60,000
Natural Gas Basis Positions	Other Income and (Expense)	(20,000)
Crude Oil Collars	Other Income and (Expense)	(745,000)

5.             INCOME TAXES

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

As of January 31, 2011 the company’s 2007 Federal tax return had been audited by the IRS.  The company remains subject to examination of 2006 and 2008 Federal and 2006 through 2008 state tax returns, except Colorado, in which the 2005 tax year also remains open.  Subsequent to January 31, 2011, the company was notified that its 2008 federal tax return had been selected for audit by the Internal Revenue Service.

6.             FAIR VALUE MEASUREMENTS

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

The classification of financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The determination of the fair values below incorporates various factors required under fair value accounting guidance, including the impact of the counterparty’s non-performance risk with respect to the company’s financial assets and the company’s non-performance risk with respect to the company’s financial liabilities.  The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of January 31, 2011:

	As of January 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Short-term investments	$1,936	$—	$120	$2,056
Derivative Asset-Current	$—	$3	$—	$3
Derivative Liability-Current	$—	$439	$—	$439
Derivative Liability-Non Current	$—	$273	$—	$273

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three months ended January 31, 2011:

Short Term Investments
Three Months Ended
January 31, 2011

Balance as of October 31, 2010(1)	$125,000
Total gains or losses (realized or unrealized):
Included in earnings(2)	1,000
Redemptions	(6,000)
Balance as of January 31, 2011(1)	$120,000

(1)  This amount is included in short term investments on the balance sheet.

(2)  This amount is included in investment and other income (expense) on the statement of operations.

7.             INTANGIBLE ASSETS

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

	January 31, 2011
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$4,449,000	$981,000

Aggregate amortization expense:
For the three months ended January 31, 2011		$109,000

8.             COMMON STOCK

On September 22, 2008, the company’s Board of Directors authorized a Stock Repurchase Program and approved repurchase of the company’s common stock up to $2,000,000.  On April 9, 2009, the Board expanded the program to $4,000,000 and on July 29, 2010 the program was expanded to $5,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  At January 31, 2011, the company has acquired 545,429 shares under the program, at an aggregate cost of $4,755,000, or $8.72 per share.

Subsequent to January 31, 2011 and through March 10, 2011, no additional shares have been repurchased.

9.             EARNINGS PER SHARE

The company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2011			2010
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings (loss) per share	$169,000	10,043,000	$.02	$639,000	10,204,000	$.06

Effect of dilutive shares of common stock from stock options	—	27,000	—	—	47,000	—

Diluted earnings (loss) per share	$169,000	10,070,000	$.02	$639,000	10,251,000	$.06

10.          CONCENTRATION OF CREDIT RISK

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

The company has no material outstanding commitments at January 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Summary

During the first quarter of fiscal 2011, the company’s operations continued to focus on its two core projects — oil and natural gas drilling and application of its patented Calliope Gas Recovery System.

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

The company will continue to actively pursue adding reserves through its two core projects in fiscal 2011, and expects these activities to be a reliable source of reserve additions.  However, the timing and extent of such activities can be dependent on many factors which are beyond the company’s control, including but not limited to, the cost and quality of oil field services such as drilling rigs, production equipment and related services, and access to wells for application of the company’s patented gas recovery system on low pressure gas wells.  The prevailing price of oil and natural gas has a significant effect on demand and, thus, the related cost of such services and wells.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

For the three months ended January 31, 2011, oil and gas revenues increased to $3,250,000 compared to $3,142,000 during the same period last year.  As the oil and gas price/volume table on page 15 shows, oil sales prices increased 9% to $79.75 per barrel and natural gas sales prices decreased 16% to $4.34 per Mcf.  The net effect of these price changes was to decrease oil and gas sales by $70,000.  For the three months ended January 31, 2011, the company’s oil production increased 19% to 28,000 barrels while natural gas production declined 15% to 234,000 Mcf.  Total production, at a 6 to 1 oil to gas conversion ratio, fell 3% to 67,000 BOE.  The increased oil production volume, combined with oil to gas conversion ratios, more than offset the decline in natural gas production, resulting in a revenue increase of $178,000.  The company had realized gains of $36,000 from natural gas derivatives for the quarter ended January 31, 2011 compared to a loss of $10,000 in the prior year.  Unrealized derivative losses of $741,000 at January 31, 2011 are primarily due to oil collar derivatives.

For the three months ended January 31, 2011, total costs and expenses increased 4% to $2,346,000 compared to $2,263,000 for the comparable period in 2010.  Oil and gas production expenses were virtually unchanged as reduced field level expenses were offset by an increased number of operating wells. DD&A increased primarily due to an increase in the amortizable base.  General and administrative expenses decreased primarily due to legal and professional fees and decreased salaries and benefits.  The effective tax rate was 25% and 26% for the 2011 and 2010 periods, respectively.  The effect of percentage depletion deductions is the primary cause of the variation of the effective tax rate from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2011, working capital was $5,823,000 compared to $9,661,000 at October 31, 2010 primarily due to capital expenditures for oil and gas activities.  For the three months ended January 31, 2011, net cash provided by operating activities was $2,318,000 compared to $1,312,000 for the same period in 2010.

For the three months ended January 31, 2011 and 2010, net cash used in investing activities was $2,539,000 and $864,000, respectively.  Investing activities primarily included oil and gas lease acquisition, exploration and development expenditures.

Existing working capital and anticipated cash flow are expected to be sufficient to fund operations and capital commitments for at least the next 12 months.  At January 31, 2011, the company had no lines of credit or other bank financing arrangements except for the hedging line of credit discussed in Note 5.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The company has no defined benefit plans and no obligations for post retirement employee benefits.

The company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, and unrealized derivative gains and losses, (“Adjusted EBITDA”) was $1,960,000 for the three months ended January 31, 2011 compared to $1,733,000 for the three months ended January 31, 2010.  Adjusted EBITDA is not a GAAP measure of operating performance.  The company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the company’s operating performance that is calculated in accordance with GAAP.  In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between Adjusted EBITDA and net income is provided in the table below:

	Three Months Ended January 31,
	2011	2010
RECONCILIATION OF ADJUSTED EBITDA:
Net Income	$169,000	$639,000
Add Back):
Income Tax Expense	56,000	225,000
Depreciation, Depletion and Amortization Expense	994,000	865,000
Unrealized Derivative Losses	741,000	4,000

ADJUSTED EBITDA	$1,960,000	$1,733,000

OFF-BALANCE SHEET FINANCING

The company has no off-balance sheet arrangements at January 31, 2011.

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

The oil and natural gas average sales prices reflected in the table below exclude the effects of commodity derivative instruments since the company has elected not to designate derivative instruments as cash flow hedges. See Note 5 of the Notes to Consolidated Financial Statements and comments at “Results of Operations” for more information on gains and losses relating to commodity derivative instruments.

	Three Months Ended January 31,
	2011		2010		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	28,000	$79.75	23,600	$73.21	+ 19%	+ 9%
Gas (Mcf)	234,000	$4.34	275,000	$5.15	- 15%	- 16%

The effect of realized derivative gains and losses on total price realizations are reflected in the following table:

	Three Months Ended January 31,
	2011			2010
		Realized			Realized
	Net	Derivative	Effective	Net	Derivative	Effective
	Wellhead	Gain	Price	Wellhead	Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$79.75	$—	$79.75	$73.21	$—	$73.21
Gas	$4.34	$0.16	$4.50	$5.15	$(0.03)	$5.12

Recent Drilling Activities.

Bakken Shale — Credo has leased approximately 8,000 gross (6,000 net) acres on the Ft. Berthold Reservation containing about 50 drillable spacing units.  The company’s interests range up to 51% depending on the size of the spacing unit.  It is expected that more than one well will be drilled on many spacing units.  The company’s acreage is generally located south and west of Parshall Field and is in the vicinity of several recently announced significant Bakken discoveries.  The Reservation is surrounded on three sides by horizontal Bakken production, and drilling activity on the Reservation continues to escalate rapidly.

At January 31,2011, the company’s first Bakken horizontal well, the Petro Hunt 148-94-17D-08-1H (“17-D”), located on the Fort Berthold Reservation, has been on production for approximately fourteen months and is on pump.  Through the first fourteen months the well has produced about 92,000 BOE.  Credo owns a 10% working interest.

The company’s second Bakken well (Brigham Weisz 11-14) tested at an initial rate of 2,278 BOEPD on a 48/64” choke, and has produced approximately 60,000 BOE in six months.  The well is located about 50 miles northwest of the Petro-Hunt 17-D in Williams County.  Credo owns a 6.25% working interest in the well.  Brigham’s development plans for the spacing unit could potentially include three additional

Bakken wells and up to four Sanish/Three Forks wells.

The company’s third high rate Bakken producer was recently completed.  The Petro-Hunt 3-A well was drilled on a 1,280-acre spacing unit with an approximate 10,000-foot lateral, and was fracture stimulated in 25 stages.  The well flowed at a restricted rate of 1,367 barrels of oil equivalent during a 24-hour test on a small (18/64”) choke with flowing casing pressure of 3,050 psi and has produced more than 25,000 barrels of oil in less than three months.  While the well was drilled in fiscal 2010, the completion phase was delayed until January, 2011 due to shortages of fracture stimulation equipment.  The well is located in Dunn County on the Fort Berthold Reservation about four miles southeast of the company’s Petro-Hunt 17-D well.  Credo owns an 18.75% working interest in the new well.  The company expects to drill at least nine wells on its Bakken acreage during 2011.

Central Kansas Uplift — In Kansas and Nebraska, the company owns interests in approximately 147,000 gross acres and 85,000 net acres and it is continuing to expand its acreage position.  At January 31, 2010, the company has participated in drilling 77 wells on its acreage, of which approximately 40% have been successfully completed as producers.  The company’s Kansas and Nebraska drilling activities provide scientific diversification to the company’s drilling program through the use of 3-D seismic to identify shallow oil prospects.  The company is continuing to conduct an active drilling program expected to consist of two to three wells per month for the next few years with working interests ranging from 12.5% to 95%.

Texas Panhandle — In the Texas Panhandle, the company owns an average 33% working interest in about 3,000 gross acres.  The company has recently drilled its first horizontal well.  The 7,600-foot vertical depth well has an approximate 5,000-foot horizontal lateral and is expected to primarily produce oil from the Tonkawa formation.  Credo owns a 22% working interest in the well with Chesapeake Energy Corporation, the nation’s most active driller, as the Operator.  Drilling and high pressure fracturing have been completed, a pumping unit has been installed, and fracture fluids are being recovered.  During the fluid recovery operation, the oil cut has continued to increase and the well has produced more than 7,500 BOE to date.  The company’s second horizontal Tonkawa well in the Texas Panhandle, the Credo-operated Bussard Cameron 74-1H, encountered sloughing shale about 2,000 feet into the projected 4,000-foot lateral.  Because the well had previously encountered good quality sand and very good shows, the decision was made to cease drilling operations at about 2,000 feet and set pipe.  The well is currently awaiting fracture stimulation and completion.

Calliope Gas Recovery Technology

Credo remains committed to the company’s patented Calliope Gas Recovery System.  An installation is now in process in Oklahoma and additional wells are being targeted for this proven technology.  In addition, Calliope is generating interest from new players with fresh ideas as rapidly growing international companies seek innovative solutions to capture energy reserves.  Monetizing Calliope’s value remains a top company priority.

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

Although the company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from the company’s expectations, or cautionary statements, are included under “Risk Factors” in our Annual Report on Form 10-K.  The following factors, among others, could cause actual results to differ materially from the company’s expectations:

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

For further discussion, see Note A to the Consolidated Financial Statements.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Marlis E. Smith, Jr., our Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011.  Based on the evaluation, these officers have concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Reference is made to “Notes to Consolidated Financial Statements (Unaudited) — Note 11, Commitments and Contingencies”, in Part I, Item I of this Form 10-Q and incorporated by reference in this Part II, Item I.

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

During the first quarter of fiscal year 2011, the company repurchased 18,000 shares of its common stock on the open market at a weighted average price of $8.04.  The purchases were made pursuant to a stock repurchase plan announced on September 24, 2008 and extended by the Board of Directors on April 9, 2009 and July 29, 2010.  The extended plan authorized repurchases up to $5,000,000, but could be expanded, suspended or discontinued at any time.  At January 31, 2010, the company has repurchased 545,429 shares of common stock at an average price per share of $8.72.

Subsequent to January 31, 2010, and through March 10, 2010, no additional shares have been purchased.

Issuer Purchases of Equity Securities

			Total number
			of shares	Maximum dollar
			purchased	value of shares
			as part of	that may yet
	Total number of	Average price	publicly	be purchased
Period	shares purchased	paid per share	announced plan	under the plan

September 22, 2008 - October 31, 2008	98,940	$7.31	98,940	$1,277,000
November 1 - 30 2008	45,954	$9.45	45,954	$843,000
December 1 - 31 2008	22,350	$8.88	22,350	$645,000
January 1 - 31 2009	6,182	$9.16	6,182	$588,000
February 1 - 28, 2009	29,104	$8.56	29,104	$338,000
March 1 - 31, 2009	15,110	$7.49	15,110	$225,000
April 1 - 30, 2009	12,800	$7.76	12,800	$2,126,000
June 1 - 30, 2009	1,031	$9.58	1,031	$2,116,000
July 1 - 31, 2009	6,451	$10.90	6,451	$2,045,000
August 1-31, 2009	—	$—	—	$2,045,000
September 1-30, 2009	25,412	$10.32	25,412	$1,783,000
October 1-31, 2009	32,100	$10.19	32,100	$1,456,000
November 1 - 30, 2009	40,937	$10.19	40,937	$1,039,000
December 1 - 31, 2009	—	$—	—	$1,039,000
January 1 - 31, 2010	26,520	$9.38	26,520	$790,000
February 1 - 28, 2010	23,800	$8.87	23,800	$579,000
March 1-31, 2010	7,800	$9.73	7,800	$503,000
April 1 - 30, 2010	16,378	$9.84	16,378	$342,000
May 1 - 30, 2010	18,600	$9.24	18,600	$170,000
June 1 - 30, 2010	21,167	$8.02	21,167	$—
July 1 - 31, 2010	24,000	$7.59	24,000	$818,000
August 1 - 31, 2010	13,827	$7.87	13,827	$709,000
September 1 - 30, 2010	26,566	$8.25	26,566	$490,000
October 1 - 31, 2010	12,400	$8.07	12,400	$390,000
November 1-30, 2010	18,000	$8.04	18,000	$245,000
December 1-31, 2010	—	—	—	$245,000
January 1-31, 2011	—	—	—	$245,000

Total	545,429	$8.72	545,429	$245,000

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

Date: March 10, 2011