Form 10-K/A
period 2011-10-31
CREDO PETROLEUM CORP
filed 2012-04-25
CIK 277924

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

As of April 25, 2012 the registrant had 10,041,000 shares of common stock outstanding.

EXPLANATORY NOTE

Subsequent to our January 31, 2012 first quarter end , management and the Audit Committee determined that certain liabilities were incurred during the first quarter, but were not timely billed to the Company by the well operator(s) and were not properly estimated and accrued by the Company..  The unaccrued liabilities primarily relate to drilling and completion activities on North Dakota oil and gas properties in which the Company is a non-operating working interest owner.  In addition, certain of these costs are incurred on behalf of a joint owner which we re-bill for its share of the costs. The review encompassed our October 31, 2011 fiscal year end and determined that the same situation existed at October 31, 2011 and resulted in unaccrued liabilities at October 31, 2011, although to a lesser degree.  The unaccrued liabilities resulted in changes in the reported amounts of accounts receivable-trade, oil and gas properties, depreciation depletion and amortization expense, oil and gas production costs, income tax expense, long term deferred tax liability, net income and retained earnings as of October 31, 2011 and for the year then ended.

With this Form 10-K/A the Company is restating its Consolidated Financial Statements and related disclosures for the year ended October 31, 2011. Details of the effects of the restatement are included in Note 1 to the Consolidated Financial Statements.

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

As discussed in Note (6) to the Consolidated Financial Statement, the Company periodically hedges the price of a portion of its estimated production based primarily on NYMEX futures prices using forward short positions and costless collars.  Information concerning the Company’s major customers is included in Note (12) to the Consolidated Financial Statements.

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

The terms of the Company’s derivative agreements may also require that it furnish cash collateral, letters of credit or other forms of performance assurance in the event that mark-

to-market calculations result in settlement obligations by the Company.  In such event, the Company has the option to obtain funding through its financing agreement.

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

					Estimated Future
	Oil	Gas		Estimated Future	Net Revenues
Year	(bbls)	(Mcf)	BOE(1) (2)	Net Revenues	Discounted at 10%

2011	1,963,000	12,791,000	4,095,000	$116,317,000	$62,348,000
2010	954,000	13,938,000	3,277,000	$69,865,000	$38,730,000
2009	876,000	14,940,000	3,366,000	$71,863,000	$40,434,000

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

	Fiscal Year Ended October 31, 2011
Proved	Oil (Bbls)		Natural Gas (Mcf)		Total (BOE) (1)
Category	Bakken(3)	Total	Bakken(3)	Total	Bakken(3)	Total

Developed	174,000	705,000	104,000	7,772,000	192,000	2,000,000
Undeveloped(2)	1,006,000	1,258,000	742,000	5,019,000	1,130,000	2,095,000
Total	1,180,000	1,963,000	846,000	12,791,000	1,322,000	4,095,000

	Fiscal Year Ended October 31, 2010
Proved	Oil (Bbls)		Natural Gas (Mcf)		Total (BOE) (1)
Category	Bakken(3)	Total	Bakken(3)	Total	Bakken(3)	Total

Developed	47,000	501,000	22,000	8,971,000	51,000	1,996,000
Undeveloped(2)	169,000	453,000	159,000	4,967,000	196,000	1,281,000
Total	216,000	954,000	181,000	13,938,000	247,000	3,277,000

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

Gross Wells

Year Ended	Total Gross	Exploratory			Development
October 31,	Wells	Oil	Gas	Dry	Oil	Gas	Dry

2011 *	49	25	1	19	4	—	—
2010	34	15	4	15	—	—	—
2009	25	7	2	12	1	2	1

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

Net Wells

Year Ended	Total Net	Exploratory			Development
October 31,	Wells	Oil	Gas	Dry	Oil	Gas	Dry

2011 *	20.371	10.106	0.006	9.632	0.627	—	—
2010	10.572	3.097	1.009	6.466	—	—	—
2009	12.089	3.007	0.131	7.109	0.168	1.230	0.444

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

	Years Ended October 31,
	2011	2010	2009	2008	2007
	Restated
Audited Financial Information
Statement of Operations Data:
Oil and gas sales	$16,767,000	$11,566,000	$10,067,000	$17,345,000	$14,265,000
Oil and gas production expense	4,034,000	3,192,000	3,260,000	3,861,000	3,375,000
Depreciation, depletion and amortization	5,191,000	3,602,000	4,439,000	3,583,000	3,666,000
Non-cash writedown of oil & gas properties and impairment of long lived assets	—	—	24,653,000	—	—
General and administrative	2,675,000	2,107,000	3,250,000	1,637,000	1,397,000
Income(loss) from operations	4,867,000	2,665,000	(25,535,000)	8,264,000	5,827,000
Realized and Unrealized gains(losses) from derivative contracts	(183,000)	42,000	2,079,000	188,000	1,455,000
Income(loss) before income taxes	4,742,000	2,815,000	(23,515,000)	8,153,000	8,075,000
Net income(loss)	3,453,000	2,203,000	(14,454,000)	5,993,000	5,760,000
Earnings(loss) per share:
Basic	$0.34	$0.22	$(1.40)	$0.62	$0.62
Diluted	$0.34	$0.22	$(1.40)	$0.61	$0.61
Weighted-average shares outstanding:
Basic	10,042,000	10,183,000	10,326,000	9,697,000	9,280,000
Diluted	10,074,000	10,202,000	10,326,000	9,758,000	9,395,000

Balance Sheet Data:
Working capital	823,000	9,661,000	13,542,000	24,160,000	12,511,000
Total assets	63,921,000	53,405,000	52,552,000	80,650,000	55,349,000
Long-term obligations:
Deferred income taxes-net	4,524,000	3,281,000	2,537,000	11,117,000	9,204,000
Asset retirement obligation	1,213,000	1,132,000	1,502,000	1,338,000	1,016,000
Exclusive license agreement obligation	—	—	—	—	85,000
Stockholders’ equity	49,936,000	46,567,000	46,056,000	62,211,000	41,140,000

Unaudited Operating Data
Production Volumes:
Oil (Bbls)	148,000	97,000	116,000	56,000	51,000
Gas (Mcf)	918,000	1,038,000	1,229,000	1,545,000	1,926,000
BOE	301,000	270,000	321,000	314,000	372,000
Avg. sales price before realized derivative gains & losses:
Per Bbls	$85.16	$70.88	$51.46	$99.28	$60.95
Per Mcf	$4.54	$4.54	$3.35	$7.65	$5.79
Reserves(1)
Oil (Bbls)	1,963,000	954,000	876,000	710,000	591,000
Gas (Mcf)	12,791,000	13,938,000	14,940,000	15,525,000	16,973,000
BOE	4,095,000	3,277,000	3,366,000	3,297,000	3,420,000
Estimated future net revenues	$116,317,000	$69,865,000	$71,863,000	$53,655,000	$101,501,000
Estimated future net revenues discounted at 10%	$62,348,000	$38,730,000	$40,434,000	$32,330,000	$62,071,000

(1) See Footnote 13 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The cost per BOE of Bakken and Three Forks reserves is considerably higher than the Company’s historical cost per BOE of properties being amortized.  For fiscal 2011, DD&A per BOE increased 35% to $15.67, primarily because the cost of Bakken and Three Forks reserve additions (both developed and undeveloped) per BOE are higher than the cost per BOE of the Company’s historical reserves.  Going forward, the Company expects Bakken and Three Forks wells to represent an increasingly large percentage of the cost of properties being amortized.  Accordingly, the Company expects DD&A per BOE to continue to increase.  Refer to the “Results of Operations” section of MD&A for additional information.

The significant increase in Bakken and Three Forks PUD reserves in fiscal 2011 was accompanied by a significant increase in the cost to develop those reserves.  Under the full cost accounting method followed by the Company, PUD reserves and their future development costs must be included in the calculation of DD&A.  Seventy three percent (73%) of future development costs at October 31, 2011 are for Bakken and Three Forks development wells.  As discussed above, the inclusion of such costs in the DD&A calculation causes DD&A to increase, however, for PUD reserves there are no offsetting revenues until the reserves are actually developed and placed on production.  Accordingly, Bakken and Three Forks PUD reserves had a negative effect on fiscal 2011 net income.  In future years, any year over year increase in Bakken and Three Forks PUD reserves will have a negative effect on net income until the reserves are developed and placed on production.

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

In 2011, total costs and expenses increased 34% to $11,900,000 compared to $8,901,000 in 2010.  Oil and gas production expenses increased 25% primarily due to production taxes on increased revenue together with the increased number of operating wells.  DD&A increased primarily due to an increase in the amortizable base including future development costs related to proved undeveloped oil reserves in the Bakken.  (Refer to the “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas” section of MD&A for further information regarding DD&A changes.)  General and administrative expenses increased due primarily to legal and professional fees and the settlement of a lawsuit.  The effective income tax rate was 26% and 22% for the 2011 and 2010 periods, respectively.  The variation from the statutory rate in 2011 is primarily due to the effect of percentage depletion.

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

Liquidity and Capital Resources

For the year ended October 31, 2011, net cash provided by operating activities was $10,803,000 compared to $4,533,000 for 2010.  Net cash used in investing activities was $14,524,000 and $7,932,000 for the years ended October 31, 2011 and 2010 respectively.  Net cash used in investing activities is exclusive of expenditures included in current liabilities of $5,072,000 and $954,000 at October 31, 2011 and 2010 respectively.  Investing activities primarily included oil and gas lease acquisition, exploration and development expenditures.

In 2011 the Company executed the most aggressive drilling program in its history, expending approximately $18.7 million.  As a result, cash and short term investments are being rapidly utilized as expected and budgeted, and working capital declined from $9,661,000 at October 31, 2010 to $823,000 at October 31, 2011.  Refer to the “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas” section of MD&A for anticipated drilling expenditures and financing requirements.  Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid.  The Company has no defined benefit plans and no obligations for post retirement employee benefits.

The Company’s earnings before interest, taxes, depreciation, depletion and amortization and write-downs of oil and gas properties and impairment losses (“EBITDA”) was $9,933,000 for the year ended October 31, 2011 and $6,417,000 for the prior year.  EBITDA is not a GAAP measure of operating performance.  The Company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The Company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  In addition, because EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  A reconciliation between EBITDA and net income is provided in the table below:

	For The Year Ended October 31,
	2011	2010	2009
	Restated
RECONCILIATION OF EBITDA:
Net Income (Loss)	$3,453,000	$2,203,000	$(14,454,000)
Add Back(Deduct):
Interest Expense	—	—	3,000
Income Tax Expense (Benefit)	1,289,000	612,000	(9,061,000)
Depreciation, Depletion and Amortization Expense	5,191,000	3,602,000	4,439,000
Write-Down of oil and natural gas properties and impairment of intangible assets	—	—	24,653,000
EBITDA	$9,933,000	$6,417,000	$5,580,000

As of October 31, 2011, the Company had the following known contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	205,000	46,000	91,000	68,000	—

Total	$205,000	$46,000	$91,000	$68,000	$—

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

Average production costs, including production taxes, per equivalent BOE of production (using the energy equivalent conversion of six Mcf of gas to one barrel of oil) were $13.40, $11.84 and $10.17 per BOE in 2011, 2010 and 2009 respectively.  Depreciation, depletion and amortization per equivalent BOE for the same periods were $15.66, $11.60 and $12.27.  The future development costs for Bakken and Three Forks PUD reserves added in fiscal 2011 caused the substantial increase in DD&A.  Refer to the “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas” section of MD&A for more information regarding the increase in DD&A per equivalent BOE.

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

Oil and Gas Activities

Capital Spending.  Capital spending in 2011 totaled $18,744,000 including $17,500,000 related to the Company’s drilling budget.  Refer to the “Certain Significant Effects of the Company’s Strategic Transition from Natural Gas to Oil” section of MD&A for additional information regarding 2011 and projected 2012 drilling expenditures.

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

As more information becomes available, it is reasonable to expect actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from the estimates, including the timing of expenditures and revenue receipts.  Accordingly, reserve quantity estimates are often different from the quantities of oil and natural gas ultimately recovered and the corresponding production and development costs associated with the recovery of these reserves are often different than the estimated costs.  Any significant variance could materially affect the estimated quantities and the present value of reserves disclosed by the Company.  Reserve estimates and valuations will be adjusted in the future as more information becomes available.  In addition, the Company’s Calliope System is generally installed on mature wells.  As such, they contain older down-hole equipment, such as casing, that is more subject to failure than new equipment.  The failure of such equipment can result in complete loss of a well.  Historically, such data and equipment failures have not caused significant revisions in the Company’s total proved reserve quantities.

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

(See Item 1A, Risk Factors, for further information regarding

Market Risk)

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

October 31, 2011 and 2010

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2011	2010
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,313,000	$7,179,000
Short-term investments	1,487,000	1,990,000
Receivables:
Trade	1,707,000	479,000
Accrued oil and gas sales	2,343,000	1,574,000
Derivative assets	8,000	32,000
Other current assets	213,000	832,000
Total current assets	9,071,000	12,086,000

Long-term assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,957,000	8,801,000
Evaluated oil and gas properties	100,948,000	83,360,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(61,054,000)	(56,339,000)
Net oil and gas properties	49,851,000	35,822,000
Intangible assets, net of accumulated amortization of $1,307,000 in 2011 and $872,000 in 2010	3,142,000	3,578,000
Compressor and tubular inventory to be used in development of oil and gas properties	1,760,000	1,855,000
Other, net	97,000	64,000
Total assets	$63,921,000	$53,405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,933,000	$1,377,000
Revenue distribution payable	964,000	565,000
Accrued compensation	246,000	466,000
Income taxes payable	105,000	17,000
Total current liabilities	8,248,000	2,425,000

Long-term liabilities:
Deferred income taxes, net	4,524,000	3,281,000
Asset retirement obligation	1,213,000	1,132,000
Total liabilities	13,985,000	6,838,000

Commitments:	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 shares issued	1,066,000	1,066,000
Capital in excess of par value	31,547,000	31,486,000
Treasury stock, at cost, 619,000 shares in 2011, and 601,000 shares in 2010	(4,654,000)	(4,509,000)
Retained earnings	21,977,000	18,524,000
Total stockholders’ equity	49,936,000	46,567,000

Total liabilities and stockholders’ equity	$63,921,000	$53,405,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended October 31, 2011

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2011	2010	2009
	Restated

Oil sales	$12,599,000	$6,855,000	$5,953,000
Gas sales	4,168,000	4,711,000	4,114,000
	16,767,000	11,566,000	10,067,000

Costs and expenses:
Oil and gas production	4,034,000	3,192,000	3,260,000
Depreciation, depletion and amortization	5,191,000	3,602,000	4,439,000
Write-down of oil and natural gas properties and impairment of long lived assets	—	—	24,653,000
General and administrative	2,675,000	2,107,000	3,250,000
	11,900,000	8,901,000	35,602,000

Income(loss) from operations	4,867,000	2,665,000	(25,535,000)

Other income and (expense)
Realized and Unrealized gains (losses) from derivative contracts	(183,000)	42,000	2,079,000

Investment and other income (loss)	58,000	108,000	(59,000)
	(125,000)	150,000	2,020,000

Income(loss) before income taxes	4,742,000	2,815,000	(23,515,000)
Income taxes	1,289,000	(612,000)	9,061,000

Net income(loss)	$3,453,000	$2,203,000	$(14,454,000)

Earnings(loss) per share of Common Stock-Basic	$0.34	$0.22	$(1.40)

Earnings(loss) per share of Common Stock-Diluted	$0.34	$0.22	$(1.40)

Weighted average number of shares of common stock and dilutive securities:
Basic	10,042,000	10,183,000	10,326,000

Diluted	10,074,000	10,202,000	10,326,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended October 31, 2011

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

			Capital In			Total
	Common Stock		Excess Of	Treasury	Retained	Stockholders’
	Shares	Amount	Par Value	Stock	Earnings	Equity
					Restated	Restated

Balance, October 31, 2008	10,660,000	1,066,000	31,352,000	(982,000)	30,775,000	62,211,000
Comprehensive income(loss):
Net (loss)	—	—	—	—	(14,454,000)	(14,454,000)
Purchase of treasury stock	—	—		(1,821,000)	—	(1,821,000)
Compensation expense related to stock options	—	—	31,000	—	—	31,000
Tax benefit from exercise of stock options	—	—	89,000	—	—	89,000

Balance, October 31, 2009	10,660,000	1,066,000	31,472,000	(2,803,000)	16,321,000	46,056,000
Comprehensive income(loss):
Net income	—	—	—	—	2,203,000	2,203,000
Purchase of treasury stock	—	—		(2,066,000)	—	(2,066,000)
Compensation expense related to stock options	—	—	78,000	—	—	78,000
Exercise of stock options	—	—	(64,000)	360,000	—	296,000

Balance, October 31, 2010	10,660,000	$1,066,000	$31,486,000	$(4,509,000)	$18,524,000	$46,567,000
Comprehensive income(loss):
Net income	—	—	—	—	3,453,000	3,453,000
Purchase of treasury stock	—	—		(145,000)	—	(145,000)
Compensation expense related to stock options	—	—	61,000	—	—	61,000

Balance, October 31, 2011	10,660,000	$1,066,000	$31,547,000	$(4,654,000)	$21,977,000	$49,936,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended October 31, 2011

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

	2011	2010	2009
	Restated
Cash flows from operating activities:
Net income(loss)	$3,453,000	$2,203,000	$(14,454,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash write-down of oil and natural gas properties and impairment of long lived assets	—	—	24,653,000
Depreciation, depletion and amortization	5,191,000	3,602,000	4,439,000
ARO liability accretion	70,000	75,000	77,000
Unrealized (gains) losses from derivatives	24,000	72,000	1,641,000
Deferred income taxes	1,243,000	744,000	(8,580,000)
(Gain)loss on short-term investments	(49,000)	(65,000)	180,000
Compensation expense related to stock options granted	61,000	78,000	31,000
Other	—	(1,000)	—
Changes in operating assets and liabilities:
Proceeds from short-term investments	602,000	210,000	2,229,000
Purchase of short-term investments	(50,000)	(1,500,000)	—
Trade receivables	(1,228,000)	8,000	508,000
Accrued oil and gas sales	(769,000)	(8,000)	167,000
Other current assets	619,000	27,000	(654,000)
Accounts payable and accrued liabilities	1,548,000	(874,000)	(236,000)
Income taxes payable	88,000	(38,000)	(69,000)

Net cash provided by operating activities	10,803,000	4,533,000	9,932,000

Cash flows from investing activities:
Additions to oil and gas properties	(15,154,000)	(8,525,000)	(13,719,000)
Proceeds from sale of oil and gas properties	703,000	299,000	—
Changes in other long-term assets	(73,000)	294,000	(65,000)
Purchase of intangible assets	—	—	(4,400,000)

Net cash used by investing activities	(14,524,000)	(7,932,000)	(18,184,000)

Cash flows from financing activities:
Proceeds and the benefit from exercise of stock options	—	296,000	89,000
Purchase of treasury stock	(145,000)	(2,066,000)	(1,821,000)

Net cash used by financing activities	(145,000)	(1,770,000)	(1,732,000)

Increase (decrease) in cash and cash equivalents	(3,866,000)	(5,169,000)	(9,984,000)

Cash and cash equivalents:
Beginning of year	7,179,000	12,348,000	22,332,000

End of year	$3,313,000	$7,179,000	$12,348,000

Supplemental Cash Flow Information:

Additions to oil & gas properties included in current liabilities	$5,072,000	$954,000	$74,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

(1)               FINANCIAL STATEMENT RESTATEMENT

Subsequent to our January 31, 2012 first quarter end, management and the Audit Committee determined that certain liabilities were incurred during the first quarter, but were not timely billed to the Company by the well operator(s) and were not properly estimated and accrued by the Company.  The unaccrued liabilities primarily relate to drilling and completion activities on North Dakota oil and gas properties in which the Company is a non-operating working interest owner.  In addition, certain of these costs are incurred on behalf of a joint owner which we re-bill for its share of the costs. The review encompassed our October 31, 2011 fiscal year end and determined that the same situation existed at October 31, 2011 and resulted in unaccrued liabilities at October 31, 2011, although to a lesser degree.  The unaccrued liabilities resulted in changes in the reported amounts of accounts receivable-trade, oil and gas properties, depreciation depletion and amortization expense, oil and gas production costs, income tax expense, long term deferred tax liability, net income and retained earnings as of October 31, 2011 and for the year then ended.

With these financial statements the Company is restating its Consolidated Financial Statements and related disclosures for the year ended October 31, 2011. The impacts on the financial statement of this restatement for the year ended October 31, 2011 are included below and in Notes 2, 8, 14 and 15 (the effects on the fourth quarter of fiscal year 2011 are presented in Note 15.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2011
	As Previously
	Reported	Adjustments	Restated

Accounts receivable - trade	$893,000	$814,000	$1,707,000
All other current assets	7,364,000	—	7,364,000
Total current assets	8,257,000	814,000	9,071,000

Unevaluated oil & natural gas properties	9,609,000	348,000	9,957,000
Evaluated oil & natural gas properties	99,283,000	1,665,000	100,948,000
Less: accumulated depreciation, depletion and amortization	(61,042,000)	(12,000)	(61,054,000)
Net oil and natural gas properties	47,850,000	2,001,000	49,851,000
Compressor inventory	1,690,000	70,000	1,760,000
Other long term assets	3,239,000	—	3,239,000

Total assets	$61,036,000	$2,885,000	$63,921,000

Accounts payable & accrued liabilities	$4,002,000	$2,931,000	$6,933,000
Other current liabilities	1,315,000	—	1,315,000

Total current liabilities	5,317,000	2,931,000	8,248,000

Deferred income taxes, net	4,505,000	19,000	4,524,000
Asset retirement obligation	1,213,000	—	1,213,000
Total liabilities	11,035,000	2,950,000	13,985,000

Preferred stock	—	—	—
Common Stock	1,066,000	—	1,066,000
Capital in excess of par	31,547,000	—	31,547,000
Treasury stock	(4,654,000)	—	(4,654,000)

Retained earnings	22,042,000	(65,000)	21,977,000
Total stockholders’ equity	50,001,000	(65,000)	49,936,000

Total liabilities and stockholders’ equity	$61,036,000	$2,885,000	$63,921,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended October 31, 2011
	As Previously
	Reported	Adjustments	Restated

Oil and gas revenue	16,767,000	—	16,767,000
Costs and expenses:
Oil and natural gas production	4,000,000	34,000	4,034,000
Depreciation, depletion & amortization	5,179,000	12,000	5,191,000
General and administrative	2,675,000	—	2,675,000
	11,854,000	46,000	11,900,000

Income from operations	4,913,000	(46,000)	4,867,000
Other income (expense)	(125,000)	—	(125,000)
Income before income taxes	4,788,000	(46,000)	4,742,000
Income taxes	(1,270,000)	(19,000)	(1,289,000)

Net income	$3,518,000	$(65,000)	$3,453,000
Earnings per share - basic	$.35	$(.01)	$.34
Earnings per share - diluted	$.35	$(.01)	$.34

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended October 31, 2011
	As Previously
	Reported	Adjustments	Restated

Net income	$3,518,000	(65,000)	$3,453,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion & amortization	5,179,000	12,000	5,191,000
Deferred income taxes	1,224,000	19,000	1,243,000
Other income reconciling items	106,000	—	106,000

Changes in operating assets & liabilities:
Trade receivables	(414,000)	(814,000)	(1,228,000)
Accounts payable & accrued liabilities	700,000	848,000	1,548,000
Other changes in operating assets & liabilities	490,000	—	490,000
Net cash provided by operating activities	10,803,000	—	10,803,000

Cash used in investing activities	(14,524,000)	—	(14,524,000)
Cash used in financing activities	(145,000)	—	(145,000)
Increase (decrease) in cash and equivalents	(3,866,000)	—	(3,866,000)
Cash and equivalents
Beginning of year	7,179,000	—	1,179,000
End of year	3,313,000	—	3,313,000

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

Per Share Amounts

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding.  Diluted earnings (loss) per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the Company’s stock for the period.  Certain 2011 amounts have been restated; See Note 1.

The Company’s calculation of earnings (loss) per share of common stock is as follows:

	Year Ended October 31,
	2011			2010			2009
	Restated
			Earnings			Earnings			Earnings
	Net		(Loss)	Net		(Loss)	Net		(Loss)
	Income		Per	Income		Per	Income		Per
	(Loss)	Shares	Share	(Loss)	Shares	Share	(Loss)	Shares	Share
Earnings(loss) per share-Basic	$3,453,000	10,042,000	$0.34	$2,203,000	10,183,000	$0.22	$(14,454,000)	10,326,000	$(1.40)

Effect of dilutive shares of common stock from stock options		32,000	—	—	19,000	(—)	—		( )

Earnings(loss) per share-Diluted	$3,453,000	10,074,000	$0.34	$2,203,000	10,202,000	$0.22	$(14,454,000)	10,326,000	$(1.40)

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

(4)                                              OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the fiscal years ended October 31, 2011, 2010 and 2009 were $4,715,000, $3,129,000 and $3,931,000, respectively.  The Company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized, evaluated, costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from amortizable costs during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to amortizable costs.

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

(5)                                              STOCK BASED COMPENSATION

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

(6)                                              OIL AND NATURAL GAS DERIVATIVES

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

(7)                                 DEBT

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

(8)                                 INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.  Certain 2011 amounts have been restated; See Note 1.

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

The income tax expense recorded in the Consolidated Statements of Operations consists of the following:

	Years Ended October 31,
	2011	2010	2009
	Restated
Current	$—	$(132,000)	$(481,000)
Deferred	1,289,000	744,000	(8,580,000)

Total income tax expense	$1,289,000	$612,000	$(9,061,000)

Federal taxes at the effective income tax rate differ from taxes at the U.S. Federal statutory income tax rate due to the following:

	Years Ended October 31,
	2011	2010	2009
	Restated
Federal taxes at statutory rate	$1,660,000	$985,000	$(8,216,000)
Graduated rates	(29,000)	(15,000)	244,000
State income taxes and other	253,000	144,000	(742,000)
Percentage depletion	(595,000)	(502,000)	(347,000)

Federal taxes at the effective rate	$1,289,000	$612,000	$(9,061,000)

The principal sources of temporary differences resulting in deferred tax assets and liabilities at October 31, 2011 and 2010 are as follows (certain prior year amounts have been reclassified for comparative purposes):

	October 31,
	2011	2010
	Restated
Deferred tax assets:
Percentage depletion carryforward	$1,823,000	$1,244,000
Intangible assets	215,000	248,000
Net operating loss carry forward	3,437,000	1,150,000

Total deferred tax assets	5,475,000	2,642,000

Deferred tax liabilities:
Oil and gas assets	(9,473,000)	(5,635,000)
Derivative instruments	—	(8,000)
State taxes	(538,000)	(318,000)
Other	12,000	38,000

Total deferred tax liabilities	(9,999,000)	(5,923,000)

Net deferred tax liability	$(4,524,000)	$(3,281,000)

(9)           FAIR VALUE MEASUREMENTS

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

(10)         INTANGIBLE ASSETS

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

(11)         COMPRESSOR, TUBULAR AND CALLIOPE INVENTORY

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

(12)         BENEFIT PLANS

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

(13)         COMMITMENTS AND CONTINGENCIES

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

(14)         SUPPLEMENTARY OIL AND GAS INFORMATION

See Note 1 for further information regarding restatement

Capitalized Costs

	October 31,
	2011	2010	2009
	Restated
Unevaluated properties not being amortized	$9,957,000	$8,801,000	$7,363,000
Properties being amortized	100,948,000	83,360,000	76,127,000
Accumulated depreciation, depletion and amortization	(61,054,000)	(56,339,000)	(53,211,000)

Total capitalized costs	$49,851,000	$35,822,000	$30,279,000

Unevaluated Oil and Gas Properties

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until they are evaluated.  The following table shows, by year incurred, the unevaluated oil and gas property costs (net of transfers to the full cost pool and sales proceeds) excluded from the amortization computation as of October 31, 2011:

Total
Net Costs Incurred	Unevaluated
During Years Ended:	Properties
Restated
October 31, 2011	$5,587,000
October 31, 2010	1,980,000
October 31, 2009 and prior	2,390,000
$9,957,000

Prospect leasing and acquisition normally requires one to two years and the subsequent evaluation normally requires an additional one to two years.

Acquisition, Exploration and Development Costs Incurred (Net of Sales)

	Years Ended October 31,
	2011	2010	2009
	Restated
Property acquisition costs net of divestiture proceeds:
Unproved	3,613,000	3,102,000	4,364,000
Exploration costs	13,477,000	4,393,000	4,826,000
Development costs	1,619,000	1,207,000	2,203,000

Total before asset retirement obligation	$18,709,000	$8,703,000	$11,393,000

Total including asset retirement obligation	$18,744,000	$8,730,000	$11,480,000

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

	2011	2010	2009
Balance at beginning of year	$30,930,000	$32,600,000	$27,619,000
Sales of oil and gas produced, net of production costs	(12,767,000)	(8,375,000)	(6,807,000)
Net changes in prices and production costs	13,207,000	(51,000)	10,670,000
Extensions and discoveries	18,345,000	3,979,000	5,231,000
Changes in future development costs	(103,000)	(2,403,000)	(1,533,000)
Previously estimated development costs incurred during the period	281,000	1,246,000	1,499,000
Revisions of previous quantity estimates, timing, and other	1,783,000	(842,000)	(3,670,000)
Purchases of reserves in place	242,000	1,060,000	34,000
Sales of reserves in place	(1,243,000)	(361,000)	—
Accretion of discount	3,873,000	4,043,000	2,679,000
Net change in income taxes	(4,451,000)	34,000	(3,122,000)

Balance, October 31	$50,097,000	$30,930,000	$32,600,000

(15)                          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a tabulation of the Company’s unaudited quarterly operating results for fiscal 2011, 2010 and 2009.

		Income(Loss)		Basic	Diluted
		Before		Earnings	Earnings
	Oil & Gas	Income	Net	(Loss)	(Loss)
	Sales	Taxes	Income(Loss)	Per Share	Per Share

Fiscal 2009:

First Quarter	$2,108,000	$(16,281,000)	$(9,891,000)	$(0.95)	$(0.95)
Second Quarter	2,353,000	(7,655,000)	(4,710,000)	(0.46)	(0.46)
Third Quarter	2,837,000	580,000	353,000	0.03	0.03
Fourth Quarter	2,769,000	(159,000)	(206,000)	(0.02)	(0.02)
	$10,067,000	$(23,515,000)	$(14,454,000)	$(1.40)	$(1.40)

Fiscal 2010:

First Quarter	$3,142,000	$864,000	$639,000	$0.06	$0.06
Second Quarter	2,945,000	793,000	603,000	0.06	0.06
Third Quarter	2,917,000	708,000	555,000	0.06	0.06
Fourth Quarter	2,562,000	450,000	406,000	0.04	0.04
	$11,566,000	$2,815,000	$2,203,000	$0.22	$0.22

Fiscal 2011: Restated

First Quarter	$3,250,000	$225,000	$169,000	$0.02	$0.02
Second Quarter	4,068,000	326,000	255,000	0.03	0.03
Third Quarter	4,488,000	2,329,000	1,707,000	0.17	0.17
Fourth Quarter Restated	4,961,000	1,862,000	1,322,000	0.13	0.13
	$16,767,000	$4,742,000	$3,453,000	$0.34	$0.34

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

As discussed in Note 2 to the consolidated financial statements, the Company has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

As discussed in Note 1 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to reflect the impact of properly recording certain liabilities as of October 31, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Credo Petroleum Corporation’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 17, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is April 25, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
January 17, 2012, except for Note 1, as to which the date is April 25, 2012.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Credo Petroleum Corporation

We have audited Credo Petroleum Corporation’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Credo Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated January 17, 2012, we expressed an unqualified opinion that Credo Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the company’s liabilities accrual process that resulted in certain liabilities which were not accrued by the Company as of October 31, 2011, and has further concluded that such deficiency represented a material weakness as of October 31, 2011.  As a result, management has revised its assessment, as presented in Item 9A, “Management’s Report on Internal Control Over Financial Reporting”, to conclude that the Company’s internal control over financial reporting was not effective as of October 31, 2011.  Accordingly, our present opinion on the effectiveness of the Corporation’s internal control over financial reporting as of October 31, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s liabilities accrual process that resulted in certain liabilities which were not accrued by the Company as of October 31, 2011. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Credo Petroleum Corporation and subsidiaries as of October 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2011, and this report does not affect our report dated January 17, 2012, except for Note 1, as to which the date is April 25, 2012, on these consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Credo Petroleum Corporation has not maintained effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado

January 17, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is April 25, 2012

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of the end of the period covered by this annual report in connection with the filing of our original Annual Report on Form 10-K for the fiscal year ended October 31, 2011. Based on that evaluation, our management, including the Principal Executive. Officer and Principal Financial Officer, concluded at that time that our disclosure controls and procedures were effective as of October 31, 2011.

In connection with the restatement of our financial statements for the year ended October 31, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to our estimation and accrual of unbilled drilling and completion costs, as described below under “Management’s Report on Internal Control over Financial Reporting. “ Solely as a result of this material weakness, our Principal Executive Officer and Principal Financial Officer have revised their conclusions regarding the effectiveness of our internal control over financial reporting as of October 31, 2011. Accordingly, management now concludes that our disclosure controls and procedures were not effective at a reasonable assurance level as of October 31, 2011.

As of the date of this filing, we have adopted a new methodology to estimate and accrue unbilled drilling and completion costs that incorporates additional information about those unbilled costs. Management has taken actions, as described below under “Remediation Steps to Address Material Weakness,” to remediate the material weakness in our internal control over financial reporting, and believes such controls have been remediated as of the date of this filing. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes those policies and procedures that:

(i)                       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management; and

(iii)                 provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, our internal control systems and procedures may not prevent or detect misstatements. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures may deteriorate.

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended October 31, 2011, management, under the direction of our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management had concluded that as of October 31, 2011, our internal control over financial reporting was effective based on those criteria.

In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 1 to our financial statements, management reevaluated the effectiveness of our internal control over financial reporting as of October 31, 2011. Based on its re-evaluation, management determined that a material weakness in our internal control over the estimation and accrual of unbilled drilling and completion costs existed as of October 31, 2011. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the design of controls over the preparation and review of the estimation and accrual of unbilled drilling and completion costs did not detect that our estimation method did not consider all available information to make an appropriate estimate of the required accrual. As a result, we were required to restate our previously issued financial statements for the fiscal year ended October 31, 2011 and the fiscal quarter ended January 31, 2012.

Based on its reevaluation, our management has now concluded that as of October 31, 2011 our internal control over financial reporting is not effective based on COSO criteria.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Remediation Steps to Address Material Weakness

Management has dedicated significant resources to correct the methodology relating to the estimation and accrual of unbilled drilling and completion costs and to ensure that we take proper steps to improve our internal controls and remedy our material weakness in our internal control over financial reporting and disclosure controls. Management has implemented effective control policies and procedures and remediated the underlying control deficiencies by taking the following actions:

•                            conducted a full review of our methodology for estimating the accrual for unbilled drilling and completion costs

•                            established controls and procedures adequate to timely identify unbilled drilling and completion costs

•                            established controls and procedures to enhance our ability to monitor unbilled completion costs as incurred by the third party operators.

Management believes that the actions described above have remediated the identified material weakness and strengthened our internal control over financial reporting as of the date of this filing. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Further, we believe that, as a result of management’s in-depth review of its accounting processes and the additional procedures management has implemented, there are no material inaccuracies or omissions of material fact in this Form 10-K/A and, to the best of our knowledge, we believe that the financial statements in this Form 10-K/A fairly present in all material aspects the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

23.1 *	Consent of Independent Registered Public Accounting Firm dated January 17, 2011.

31.1 *	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350).

99.1 *	LaRoache Petroleum Consultants, Ltd. Reserve Report.

99.2 *	Netherland, Sewell & Associates, Inc. Reserve Report

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Denver, State of Colorado on April 25, 2012.

CREDO PETROLEUM CORPORATION
(Registrant)

By:	/s/ Michael D. Davis
Michael D. Davis,
Chief Executive Officer (Interim)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

April 25, 2012	/s/ Michael D. Davis	Director and Chief Executive Officer (Interim)
	Michael D. Davis	(Principal Executive Officer)

April 25, 2012	/s/ Alford B. Neely	Chief Financial Officer and Treasurer
	Alford B. Neely	(Principal Financial and Accounting Officer)

April 25, 2012	/s/ James T. Huffman	Chairman of the Board of Directors
James T. Huffman

April 25, 2012	/s/ Clarence H. Brown	Director
Clarence H. Brown

April 25, 2012	/s/ Oakley Hall	Director
Oakley Hall

April 25, 2012	/s/ John A. Rigas	Director
John A. Rigas

April 25, 2012	/s/ H. Leigh Severance	Director
H. Leigh Severance

April 25, 2012	/s/ William F. Skewes	Director
William F. Skewes

April 25, 2012	/s/ Marlis E. Smith, Jr.	Director
Marlis E. Smith, Jr.