Form 10-Q/A
period 2012-01-31
CREDO PETROLEUM CORP
filed 2012-04-25
CIK 277924

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
April 25, 2012	Common stock, $.10 par value	10,041,000

EXPLANATORY NOTE

On March 19, 2012, management of CREDO Petroleum Corporation (the “Company”) and the Audit Committee of its Board of Directors determined certain liabilities that were incurred during the three month period ended January 31, 2012, were not timely billed to the Company by the well operator(s) and were not properly estimated and accrued by the Company as of January 31, 2012.  The unaccrued liabilities primarily relate to drilling and completion activities on oil and gas properties in which the Company is a non-operating working interest owner.  In addition, certain of these costs are incurred on behalf of a joint owner which we re-bill for its share of the costs.  The unaccrued liabilities  resulted in changes in the reported amounts of accounts receivable-trade, oil and gas properties, depreciation depletion and amortization expense, oil and gas production costs, general and administrative expenses, income tax expense, long term deferred tax liability, net income and retained earnings as of January 31, 2012 and for the three month period then ended.

With this Form 10-Q/A the Company is restating its Consolidated Financial Statements and related disclosures for the three months ended January 31, 2012. Details of the effects of the restatement are included in Note 1 to the Consolidated Financial Statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A For the Period Ended January 31, 2012

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

A S S E T S

	January 31,	October 31,
	2012	2011
	(Restated)	(Restated)

Current Assets:
Cash and cash equivalents	$1,777,000	$3,313,000
Short-term investments	388,000	1,487,000
Receivables:
Accrued oil and natural gas sales	2,636,000	2,343,000
Trade	3,166,000	1,707,000
Derivative assets	—	8,000
Other current assets	460,000	213,000
Total current assets	8,427,000	9,071,000

Long-term assets:
Oil and natural gas properties, at cost, using full cost method:
Unevaluated oil and natural gas properties	11,392,000	9,957,000
Evaluated oil and natural gas properties	107,441,000	100,948,000
Less: accumulated depreciation, depletion and amortization	(62,833,000)	(61,054,000)
Net oil and natural gas properties	56,000,000	49,851,000

Intangible assets, net of amortization of $1,416,000 in 2012 and $1,307,000 in 2011	3,033,000	3,142,000

Compressor and tubular inventory to be used in development of oil and gas properties	1,803,000	1,760,000

Other, net	122,000	97,000

Total assets	$69,385,000	$63,921,000

The accompanying notes are an integral part of these consolidated financial statements.

L I A B I L I T I E S   A N D   S T O C K H O L D E R S ‘   E Q U I T Y

	January 31,	October 31,
	2012	2011
	(Restated)	(Restated)
Current Liabilities:
Accounts payable and accrued liabilities	$10,669,000	$6,933,000
Revenue distribution payable	1,087,000	964,000
Accrued compensation	42,000	246,000
Derivative liability	472,000	—
Income taxes payable	105,000	105,000
Total current liabilities	12,375,000	8,248,000

Long Term Liabilities:
Deferred income taxes, net	4,977,000	4,524,000
Asset retirement obligation	1,120,000	1,213,000
Total liabilities	18,472,000	13,985,000

Commitments

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,562,000	31,547,000
Treasury stock at cost, 619,000 shares in 2012 and 2011	(4,654,000)	(4,654,000)
Retained earnings	22,939,000	21,977,000
Total stockholders’ equity	50,913,000	49,936,000

Total liabilities and stockholders’ equity	$69,385,000	$63,921,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
	(Restated)

Oil sales	$5,031,000	$2,235,000
Natural gas sales	790,000	1,015,000
	5,821,000	3,250,000

Costs and expenses:
Oil and natural gas production	1,222,000	867,000
Depreciation, depletion and amortization	1,896,000	994,000
General and administrative	765,000	485,000
	3,883,000	2,346,000

Income from operations	1,938,000	904,000

Other income and (expense)
Realized and unrealized (loss) on derivative contracts	(525,000)	(705,000)

Investment and other income	2,000	26,000
	(523,000)	(679,000)

Income before income taxes	1,415,000	225,000
Income taxes	(453,000)	(56,000)

Net income	$962,000	$169,000

Earnings per share of Common Stock - Basic	$.10	$.02

Earnings per share of Common Stock - Diluted	$.10	$.02

Weighted average number of shares of common stock and dilutive securities:
Basic	10,041,000	10,043,000

Diluted	10,078,000	10,070,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
	(Restated)

Cash Flows From Operating Activities:
Net income	$962,000	$169,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,896,000	994,000
ARO liability accretion	18,000	20,000
Unrealized losses on derivative contracts	480,000	741,000
Deferred income taxes	453,000	(75,000)
(Gains) losses on short term investments	—	(22,000)
Compensation expense related to stock options granted	15,000	17,000
Other	—	(2,000)
Changes in operating assets and liabilities:
Purchase of short-term investments	—	(50,000)
Proceeds from short-term investments	1,099,000	6,000
Accrued oil and natural gas sales	(293,000)	(379,000)
Trade receivables	(1,459,000)	(105,000)
Other current assets	(247,000)	80,000
Accounts payable and accrued liabilities	747,000	924,000

Net Cash Provided By Operating Activities	3,671,000	2,318,000

Cash Flows Used in Investing Activities:
Additions to oil and natural gas properties	(5,131,000)	(2,518,000)
Changes in other long-term assets	(76,000)	(21,000)

Net Cash Used In Investing Activities	(5,207,000)	(2,539,000)

Cash Flows Used By Financing Activities:
Purchase of treasury stock	—	(145,000)

Net Cash Used By Financing Activities	—	(145,000)

Decrease In Cash And Cash Equivalents	(1,536,000)	(366,000)

Cash And Cash Equivalents:
Beginning of period	3,313,000	7,179,000

End of period	$1,777,000	$6,813,000

Additions to oil and gas properties included in current liabilities	$2,797,000	$93,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

January 31, 2012

1.             BASIS OF PRESENTATION

On March 19, 2012, management of CREDO Petroleum Corporation (the “Company”) and the Audit Committee of its Board of Directors determined certain liabilities that were incurred during the three month period ended January 31, 2012, were not timely billed to the Company by the well operator(s) and were not properly estimated and accrued by the Company as of January 31, 2012.  The unaccrued liabilities primarily relate to drilling and completion activities on oil and gas properties in which the Company is a non-operating working interest owner.  In addition, certain of these costs are incurred on behalf of a joint owner which we re-bill for its share of the costs.  The unaccrued liabilities  resulted in changes in the reported amounts of accounts receivable-trade, oil and gas properties, depreciation depletion and amortization expense, oil and gas production costs, general and administrative expenses, income tax expense, long term deferred tax liability net income and retained earnings as of January 31, 2012 and for the three month period then ended.

With this Form 10-Q/A the Company is restating its Consolidated Financial Statements and related disclosures for the three months ended January 31, 2012. The primary financial statement items impacted by this restatement are included below:

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	January 31, 2012
	As Previously
	Reported	Adjustments	Restated
Accounts receivable - trade	$1,259,000	$1,907,000	$3,166,000
All other current assets	5,261,000	—	5,261,000
Total current assets	6,520,000	1,907,000	8,427,000

Unevaluated oil and natural gas properties	9,710,000	1,682,000	11,392,000
Evaluated oil and natural gas properties	103,551,000	3,890,000	107,441,000
Less: accumulated depreciation, depletion and amortization	(62,757,000)	(76,000)	(62,833,000)
Net oil and natural gas properties	50,504,000	5,496,000	56,000,000
Compressor inventory	1,803,000	—	1,803,000
Other long term assets	3,155,000	—	3,155,000

Total assets	$61,982,000	$7,403,000	$69,385,000

Accounts payable and accrued liabilities	$3,106,000	$7,563,000	$10,669,000
Other current liabilities	1,706,000	—	1,706,000

Total current liabilities	4,812,000	7,563,000	12,375,000

Deferred income taxes, net	4,994,000	(17,000)	4,977,000
Asset retirement obligation	1,120,000		1,120,000
Total liabilities	10,926,000	7,546,000	18,472,000
Preferred stock	—	—	—
Common Stock	1,066,000	—	1,066,000
Capital in excess of par	31,562,000	—	31,562,000
Treasury stock	(4,654,000)	—	(4,654,000)
Retained earnings	23,082,000	(143,000)	22,939,000
Total stockholders’ equity	51,056,000	(143,000)	50,913,000

Total liabilities and stockholders’ equity	$61,982,000	$7,403,000	$69,385,000

Consolidated Statements of Operations

	Three Months Ended January 31, 2012
	As Previously
	Reported	Adjustments	Restated
Oil and gas revenue	5,821,000	—	5,821,000
Costs and expenses:
Oil and natural gas production	1,187,000	35,000	1,222,000
Depreciation, depletion and amortization	1,832,000	64,000	1,896,000
General and administrative	750,000	15,000	765,000
	3,769,000	114,000	3,883,000

Income from operations	2,052,000	(114,000)	1,938,000
Other income (expense)	(523,000)	—	(523,000)
Income before income taxes	1,529,000	(114,000)	1,415,000
Income taxes	(489,000)	(36,000)	(453,000)

Net income	$1,040,000	$(78,000)	$962,000

Earnings per share - basic	$.10	$—	$.10
Earnings per share - diluted	$.10	$—	$.10

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended January 31, 2012
	As Previously
	Reported	Adjustments	Restated
Net income	$1,040,000	(78,000)	$962,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,832,000	64,000	1,896,000
Deferred income taxes	489,000	(36,000)	453,000
Other income reconciling items	513,000	—	513,000

Changes in operating assets and liabilities:
Trade receivables	(366,000)	(1,093,000)	(1,459,000)
Accounts payable and accrued liabilities	(326,000)	1,073,000	747,000
Other changes in operating assets & liabilities	559,000	—	559,000
Net cash provided by operating activities	3,741,000	(70,000)	3,671,000

Cash used in investing activities	(5,277,000)	70,000	(5,207,000)
Increase (decrease) in cash and equivalents	(1,536,000)	—	(1,536,000)
Cash and equivalents
Beginning of year	3,313,000	—	3,313,000
End of year	1,777,000	—	1,777,000

2.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the three months ended January 31, 2012 and 2011 were $1,779,000 and $874,000, respectively.  The increase is primarily related to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserves additions made in the fourth quarter of fiscal 2011. The Company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Capitalized costs included in the full cost pool are amortized on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period. When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to amortizable costs.

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

Plan activity for the three months ended January 31, 2012 is set forth below:

	Three Months Ended January 31, 2012
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2011	179,053	$8.40	$381,000
Granted	—	—
Exercised	—	—	—
Cancelled or forfeited	(16,666)	9.30	—
Outstanding at January 31, 2012	162,387	$8.31	$360,000

Exercisable at January 31, 2012	162,387	$8.31	$360,000

Weighted average contractual life at January 31, 2012		3.57 years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at January 31,	Contractual	Exercise	January 31,	Average
Prices	2012	Life in Years	Price	2010	Exercise Price

$5.93	89,053	1.37	$5.93	89,053	$5.93
$9.30	33,334	7.92	$9.30	33,334	$9.30
$12.78	40,000	4.85	$12.78	40,000	$12.78

$5.93 -$12.78	162,387	3.57	$8.31	162,387	$8.31

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
January 31, 2012
Other Income and (Expense))
Income (loss) on derivatives	$(525,000)

5.             REVOLVING CREDIT LINE

At first quarter end the Company had no debt.  However, during fiscal 2012, the Company expects to borrow between $7 million and $12 million to partially finance its drilling activities, and subsequent to first quarter end, the Company entered into a Revolving Credit Agreement (the Agreement) with its principal bank, Bank of Oklahoma, NA.  The Agreement provides for a $25,000,000 credit facility.  The Agreement will mature in December 2016.  The credit availability under the Agreement is governed by a Borrowing Base, the determination of which is made semi-annually by the lender based on review of the Company’s reserves at April 30 and October 31.  The borrowing base under the Agreement could increase or decrease based on such determination.  In addition to the semi-annual determinations, the Company and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.  The initial borrowing base is $7 million and will be increased as the Company pledges additional collateral.  The Company has drawn down $2 million subsequent to January 31, 2012.

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

Subsequent to January 31, 2012 and through April 25, 2012, no additional shares have been repurchased.

10.          EARNINGS PER SHARE (Certain 2012 amounts have been restated; see Note 1)

The Company’s calculation of earnings per share of common stock is as follows:

	Three Months Ended January 31,
	2012 Restated			2011
			Net			Net
	Net		Income	Net		Income
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$962,000	10,041,000	$.10	$169,000	10,043,000	$.02

Effect of dilutive shares of common stock from stock options	—	37,000	—	—	27,000	—

Diluted earnings per share	$962,000	10,078,000	$.10	$169,000	10,070,000	$.02

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

Refer to the MD&A section of the Company’s Form 10-K/A and particularly the subsection titled “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas” for more detailed information.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Oil and gas revenues increased to $5,821,000 compared to $3,250,000 during the same period last year.  As the oil and gas price/volume table on page 15 shows, oil production increased 99% to 55,700 barrels while natural gas production declined 9% to 212,000 Mcf.  Total production, at the six to one oil to gas energy equivalent conversion ratio, increased 36% to 91,000 BOE.  The increase in production volumes resulted in a revenue increase of $2,416,000.  Oil sales prices increased 13% to $90.33 per barrel and natural gas sales prices decreased 14% to $3.73 per Mcf. The net effect of these price changes was to increase oil and gas sales by $155,000.  Realized oil-derivative losses were $44,000 compared to a gain of $36,000 in the prior year.  Unrealized oil derivative losses declined 35% to $481,000 compared to $741,000 last year.

Total costs and expenses increased 66% to $3,883,000 compared to $2,346,000 for the same period in 2011.  Oil and gas production expenses increased 41% due primarily to increased ad valorum taxes related to higher property values and increased production taxes on higher revenue.  Lease operating expense also increased due primarily to addition of new wells .  DD&A increased primarily due to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserves additions made in the fourth quarter of fiscal 2011 Refer to the MD&A section (Item 7) of the Company’s Form 10-K/A for the fiscal year ended October 31, 2011 for additional information regarding “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas”.  General and administrative expenses increased primarily due to salaries, employment costs and professional fees.  The effective tax rate increased to 32% compared to 25% for the same period last year.  The increase, required to be calculated on an annualized basis, is primarily due to the 1,000 barrel per day limitation on percentage depletion.  As the Company’s fiscal 2012 production grows beyond the 1,000 barrel per day tax limitation, percentage depletion will have proportionately less impact on reducing the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2012, the Company had a working capital deficit of $3,949,000 primarily due to the accrual of estimated drilling and completion costs related to its North Dakota Bakken and Three Forks drilling project.  The Company is required to estimate and accrue a liability for costs when those costs are actually incurred by the operators, regardless of when the costs are billed to the Company by the operators.  There is a time delay between when such well costs are incurred and when they are billed and become payable because the operator must receive the bills from its vendors and then bill the Company for its share of the costs.

Drilling expenditures are expected to more than double in fiscal 2012 to $35,000,000 and, for the first time in the Company’s history, financing will be required to fund a portion of future drilling expenditures.  To provide financing, the Company has established a revolving credit line with its principal bank which provides for a $25,000,000 credit facility.  The initial borrowing base is $7 million but will be increased as the Company pledges additional collateral.  Borrowing in 2012 is expected to range from $7 million to $12 million.  The credit availability under the Agreement is governed by a Borrowing Base, the determination of which is made semi-annually by the lender based on review of the Company’s reserves at April 30 and October 31.  As of April 25, 2012, the Company has drawn $2 million on the line of credit at an effective interest rate of 3.5%.  The Company anticipates that existing cash on hand, net cash provided by operating activities and cash available under its line of credit will be adequate to fund the cost of the 2012 drilling program of $35,000,000.

The Company expects that it will experience working capital deficits during periods when it is making use of outside financing because it will accrue estimated liabilities before the costs are billed by the operators and become payable.  The Company will not draw down its line of credit until those costs are payable. This use of just-in-time financing will minimize the Company’s borrowing costs but will also result in a working capital deficit during periods when the Company uses bank borrowing to finance a portion of its drilling budget.  For the three months ended January 31, 2012, net cash provided by operating activities was $3,671,000 while expenditures on oil and gas properties totaled $7,928,000, of which $5,131,000 were paid in cash and $2,797,000 were included in the increase in accounts payable and accrued liabilities at January 31, 2012.

Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The Company has no defined benefit plans and no obligations for post retirement employee benefits.

The Company’s adjusted earnings before interest, taxes, depreciation, depletion and amortization, and unrealized derivative gains and losses, (“Adjusted EBITDA”) increased 93% to $3,792,000 for the three months ended January 31, 2012 compared to $1,960,000 last year.  Adjusted EBITDA is not a GAAP measure of operating performance.  The Company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The Company believes that this performance measure may also be useful to investors for the same purpose.  Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between Adjusted EBITDA and net income is provided in the table below:

	Three Months Ended January 31,
	2012	2011
	Restated
RECONCILIATION OF ADJUSTED EBITDA:
Net Income	$962,000	$169,000
Add Back):
Income Tax Expense	453,000	56,000
Depreciation, Depletion and Amortization Expense	1,896,000	994,000
Unrealized Derivative Losses	481,000	741,000

ADJUSTED EBITDA	$3,792,000	$1,960,000

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

Bakken and Three Forks Project — In North Dakota’s Bakken and Three Forks shale-oil play, the Company has assembled approximately 6,300 net acres (73,000 gross acres based on interests in approximately 57 spacing units consisting of 1,280 acres).  Virtually all of the acreage is located in the core of the play on the Fort Berthold Reservation, south and west of the Parshall Field.  Fifty (50) of the spacing units are classified as prime.  While the Company’s interest differs in individual spacing units, its average working interest is approximately 9%.  The Company believes that a minimum of two Bakken and two Three Forks wells are likely to be drilled on most of the prime spacing units representing about 200 wells.  However, many of the larger Bakken operators predict that up to eight wells may be drilled in many spacing units, which could double potential Company wells.

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

Texas Panhandle — In the Texas Panhandle, the Company’s acreage consists of 8,500 gross (2,400 net) acres with the potential for multi-pay horizontal and vertical drilling.  The Company currently owns interests in two gross (0.5 net) producing horizontal Tonkawa wells with an average working interest of 23%.  It also owns interests in 12 gross (.9 net) producing vertical wells with an average working interest of 7%.

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

For further discussion, see Note A to the Consolidated Financial Statements.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As a result of the restatement described in Note 1 of Notes to the Financial Statements included in this report, a re-evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Based on that re-evaluation, our management, including our principal executive officer and principal financial officer, concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that related to our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

On March 19, 2012, management of CREDO Petroleum Corporation (the “Company”) and the Audit Committee of its Board of Directors determined a material weakness in our internal controls over financial reporting existed related to our liabilities accrual process that resulted in certain liabilities not being properly estimated and accrued by the Company at January 31, 2012.  Such liabilities consisted primarily of the Company’s share of well drilling and completion costs which were incurred by third party well operators during the three month period ended January 31, 2012 but were not timely billed to the Company.  Historically, the Company has operated a significant majority of its properties, and has been able to accrue liabilities at the end of each reporting period primarily by basing the accruals on invoices received after the end of the reporting period from the provider of the service or the operator of the properties, or through direct knowledge of the operations as operator of the properties.  These procedures have yielded materially accurate cost accruals in prior periods and are effective when invoices are received on a timely basis.  However, as Bakken drilling activity has ramped-up , the dollar amounts of operator invoices have increased significantly.  In addition, we have experienced substantial delays in billings by certain Bakken operators.  Although we have procedures to accrue liabilities at period ends, our estimation procedures were not designed in contemplation of the uniqueness of the Bakken project to Credo in terms of the need to perform additional procedures to accrue estimates of unbilled costs incurred at the time the accounts were finalized for the reporting period.  When this matter was identified in March 2012 for the January 31, 2012 reporting period, remediation procedures were put in place to better identify sources of potentially significant bills, including primarily those related to our Bakken project.  The remediation consisted primarily of improved processes for making accrual estimates under certain conditions, including: obtaining daily drilling reports from operators of high cost wells and making a comparison of costs incurred as shown on the daily drilling report with related costs paid or accrued through the end of the reporting period; comparing costs accrued to authorizations for expenditure; discussing in more detail well operations with Company engineers; and contacting operators for additional information related to the expenditures.  We have implemented these procedures effective with this filing and believe that they will be sufficient to provide materially accurate estimates of accrued liabilities.  However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

* No share repurchases have been made subsequent to November 2010 and through April 25, 2012.

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

Date: April 25, 2012