Form 10-Q
period 2012-04-30
CREDO PETROLEUM CORP
filed 2012-06-11
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
June 11, 2012	Common stock, $.10 par value	10,041,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended April 30, 2012

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	April 30,	October 31,
	2012	2011
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,662,000	$3,313,000
Short-term investments	389,000	1,487,000
Receivables:
Accrued oil and gas sales	2,486,000	2,343,000
Trade	3,291,000	1,707,000
Derivative assets	—	8,000
Other current assets	537,000	213,000
Total current assets	11,365,000	9,071,000

Long-term Assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	9,694,000	9,957,000
Evaluated oil and gas properties	118,607,000	100,948,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(64,656,000)	(61,054,000)
Net oil and gas properties, at cost, using full cost method	63,645,000	49,851,000

Intangible assets, net of accumulated amortization of $1,525,000 in 2012 and $1,307,000 in 2011	2,924,000	3,142,000

Compressor and tubular inventory to be used in development	1,446,000	1,760,000

Other, net	28,000	97,000

Total Assets	$79,408,000	$63,921,000

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS‘ EQUITY

	April 30,	October 31,
	2012	2011
	(Unaudited)

Current Liabilities:
Accounts payable and accrued liabilities	$16,564,000	$6,933,000
Revenue distribution payable	980,000	964,000
Accrued compensation	474,000	246,000
Derivative liability	631,000	—
Income taxes payable	105,000	105,000
Total current liabilities	18,754,000	8,248,000

Long Term Liabilities:
Long-term debt	2,000,000	—
Deferred income taxes, net	5,485,000	4,524,000
Asset retirement obligation	1,159,000	1,213,000
Total liabilities	27,398,000	13,985,000

Commitments:

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,531,000	31,547,000
Treasury stock at cost, 619,000 shares in 2012 and 2011	(4,654,000)	(4,654,000)
Retained earnings	24,067,000	21,977,000
Total stockholders’ equity	52,010,000	49,936,000

Total Liabilities and Stockholders’ Equity	$79,408,000	$63,921,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

Oil sales	$10,261,000	$5,320,000	$5,230,000	$3,085,000
Natural gas sales	1,420,000	1,998,000	630,000	983,000
	11,681,000	7,318,000	5,860,000	4,068,000

Costs and expenses:
Oil and natural gas production	2,227,000	1,834,000	1,005,000	967,000
Depreciation, depletion and amortization	3,838,000	2,141,000	1,942,000	1,147,000
General and administrative	1,685,000	1,196,000	920,000	711,000
	7,750,000	5,171,000	3,867,000	2,825,000

Income from operations	3,931,000	2,147,000	1,993,000	1,243,000

Other income and (expense)
Realized and unrealized gain (loss) from derivative contracts	(883,000)	(1,655,000)	(358,000)	(950,000)

Investment and other income	3,000	59,000	1,000	33,000
	(880,000)	(1,596,000)	(357,000)	(917,000)

Income before income taxes	3,051,000	551,000	1,636,000	326,000
Income taxes	(961,000)	(127,000)	(508,000)	(71,000)

Net income	$2,090,000	$424,000	$1,128,000	$255,000

Earnings per share of Common Stock—Basic	$.21	$.04	$.11	$.03

Earnings per share of Common Stock—Diluted	$.21	$.04	$.11	$.03

Weighted average number of shares of Common Stock and dilutive securities:
Basic	10,041,000	10,042,000	10,041,000	10,041,000

Diluted	10,085,000	10,078,000	10,087,000	10,089,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2012	2011

Cash Flows From Operating Activities:

Net income	$2,090,000	$424,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,838,000	2,141,000
ARO liability accretion	19,000	43,000
Unrealized (gain) loss on derivative instruments	639,000	1,577,000
Deferred income taxes	961,000	38,000
Gain on short term investments	—	(53,000)
Compensation expense related to stock options granted	15,000	38,000
Changes in operating assets and liabilities:
Purchase of short term investments	—	(50,000)
Proceeds from short-term investments	1,098,000	93,000
Accrued oil and gas sales	(143,000)	(1,187,000)
Trade receivables	(1,584,000)	(425,000)
Other current assets	(324,000)	572,000
Accounts payable and accrued liabilities	1,848,000	489,000

Net Cash Provided By Operating Activities	8,457,000	3,700,000

Cash Flows From Investing Activities:
Additions to oil and gas properties	(9,847,000)	(7,606,000)
Proceeds from sale of oil and gas properties	405,000	—
Changes in other long-term assets	365,000	(34,000)

Net Cash Used In Investing Activities	(9,077,000)	(7,640,000)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(145,000)
Payment in lieu of stock option exercise	(31,000)	—
Proceeds from line of credit	2,000,000	—

Net Cash Provided By (Used) In Financing Activities	1,969,000	(145,000)

Increase (Decrease) In Cash And Cash Equivalents	1,349,000	(4,085,000)

Cash And Cash Equivalents:
Beginning of period	3,313,000	7,179,000

End of period	$4,662,000	$3,094,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

April 30, 2012

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results for the periods presented.  For a more complete understanding of the Company’s financial condition and accounting policies, these consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011.  The results for interim periods are not necessarily indicative of annual results.

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

2.                                      OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the six months ended April 30, 2012 and 2011 were $3,602,000 and $1,901,000, respectively, and were $1,823,000 and $1,027,000 for the three months ended April 30, 2012 and 2011, respectively.  The increase is primarily related to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserve additions made starting in the fourth quarter of fiscal 2011.  The Company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Amortizable capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period.  When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

The Company performs a ceiling test each quarter. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10.  The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation.  The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices (as discussed below), excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.  The ceiling test is based on the average of the first-day-of-

the-month prices during the prior twelve-month period.  If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs.  Amounts thus required to be written off shall not be reinstated for any subsequent increase in the cost center ceiling.

At April 30, 2012 and 2011, no ceiling test write-down was required.

3.                                      STOCK-BASED COMPENSATION

For the six months ended April 30, 2012 and 2011, the Company recognized stock based compensation expense of $15,000 and $38,000, respectively.  For three months ended April 30, 2011, the Company recognized stock based compensation expense of $21,000.  There was no expense for the three months ended April 30, 2012.  At April 30, 2012, the balance of unrecognized compensation cost from unvested stock options was zero.

No options have been granted during the first six months of fiscal year 2012.  The fair value of the 30,000 options granted during the three months ended April 30, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:  volatility, 50.1%; expected option term, 4 years; risk-free interest rate, 2.28% and; expected dividend yield, 0%.  If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimate will also be included in compensation expense.

Plan activity for the six months ended April 30, 2012 is set forth below:

	Six Months Ended April 30, 2012
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
Outstanding at October 31, 2011	179,053	$8.40	$381,000
Granted	—	—	—
Exercised	—	—	—
Cancelled or forfeited	(50,000)	9.30	—
Outstanding at April 30, 2012	129,053	$8.05	$915,000

Exercisable at April 30, 2012	129,053	$8.05	$915,000

Weighted average contractual life at April 30, 2012		2.20 years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at April 30,	Contractual	Exercise	April 30,	Average
Prices	2012	Life in Years	Price	2012	Exercise Price

$ 5.93	89,053	1.12	$5.93	89,053	$5.93
$12.78	40,000	4.60	$12.78	40,000	$12.78

$ 5.93 -$12.78	129,053		$8.05	129,053	$8.05

During the second quarter of 2012, the Company purchased a stock option from its former CEO, a current director, for $31,000 because the option was going to expire during a stock trading blackout period.  The stock option was for a right to purchase 33,334 shares of the Company’s common stock.  These options are included in the line item cancelled or forfeited in the table above.  This amount is included in the consolidated balance sheet as a reduction in capital in excess of par value.

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

At April 30, 2012, the Company held short sales open derivative contracts for 6,000 barrels of oil for each production month of May 2012 through December 2012 with prices ranging from $91.95 to $92.56.  The Company held no open derivative contracts for natural gas at April 30, 2012.  Subsequent to April 30, 2012, the company offset one contract (1,000 barrels) per month at a price of $99.80 per barrel.

For the six months ended April 30, 2012 and 2011, the Company had realized losses on derivatives of $244,000 and $78,000, respectively, and unrealized losses of $639,000 and $1,577,000, respectively.  For the quarters ended April 30, 2012 and 2011, the Company had realized losses on derivatives of $200,000 and $114,000, respectively, and unrealized losses of $158,000 and $836,000, respectively.

At April 30, 2012, the Company had a hedging line of credit with its bank which is integrated with its overall credit agreement.  See Note 5 for information regarding the Company’ credit agreement.

The Company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on the balance sheet and changes in fair value are recorded in the statement of operations as they occur.  The location and amount of derivative fair values and related gain (loss) are indicated in the following tables:

Derivatives not designated as hedging instruments:

		As of	As of
	Balance Sheet Location	April 30, 2012	October 31, 2011
Crude Oil Swaps	Derivative Asset (Liability)-Current	$(631,000)	$8,000

Amount of Gain or (Loss) Recognized in Income (Loss) on Derivatives not designated as hedging instruments:

		Six Months	Six Months
		Ended	Ended
		April 30, 2012	April 30, 2011
Crude Oil Swaps	Other Income and (Expense)	$(883,000)	$(1,655,000)

		Three Months	Three Months
		Ended	Ended
		April 30, 2012	April 30, 2011
Crude Oil Swaps	Other Income and (Expense)	$(358,000)	$(950,000)

5.                                      REVOLVING CREDIT LINE

During fiscal 2012, the Company expects to borrow between $7 million and $12 million to partially finance its drilling activities.  During the second quarter of 2012, the Company entered into a Revolving Credit Agreement (the Agreement) with its principal bank, Bank of Oklahoma, NA.  The Agreement provides for a $25,000,000 credit facility.  The Agreement will mature in December 2016.  The credit availability under the Agreement is governed by a Borrowing Base, the determination of which is made semi-annually by the lender based on review of the Company’s reserves at April 30 and October 31.  The Borrowing Base under the Agreement could increase or decrease based on such determination.  In addition to the semi-annual determinations, the Company and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.  The initial $7 million Borrowing Base was increased to $9.3 million effective April 30, 2012, and is expected to be increased further as the Company pledges additional collateral.

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

The Agreement includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes two financial covenants.  The Company is required to maintain a financial covenant related to the current ratio, where consolidated current assets to consolidated current liabilities is not less than 1.0 to 1.0 at the end of any fiscal quarter.  For purpose of the covenant calculation, consolidated current assets is increased by the amount available on the line of credit less any derivative gains or losses included in consolidated current assets or consolidated current liabilities.  The Company is also required to maintain a financial covenant related to consolidated funded indebtedness to consolidated EBITDAX, where the ratio at the end of any fiscal quarter is not greater than 3.5 to 1.0.  This ratio is calculated using the twelve month period ending with the applicable fiscal quarter.  If the Company were to fail to perform its obligations under these covenants or other covenants and obligations, it could cause an event of default and the Agreement could be terminated and amounts outstanding could be declared immediately due and payable by the lender, subject to notice and cure periods in certain cases.  Such events of default include non-payment, breach of warranty, non-performance of financial covenants, certain adverse judgments, change of control, or a failure of the liens securing the Borrowing Base.

The Company drew down $2 million on the line of credit during the three months ended April 30, 2012 and that amount remains outstanding as of April 30, 2012.  We are accruing interest at a rate of 2.75%, which is based on the LIBOR Rate.  We capitalized $11,000 of interest expense to the full cost pool during the three months ended April 30, 2012.  Subsequent to April 30, 2012, the Company drew down an additional $4 million on the line of credit to pay accounts payable related to drilling and completion costs.

6.                                      INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.  The difference between the effective tax rate and the statutory tax rate is primarily due to percentage depletion deductions.

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

7.                                      FAIR VALUE MEASUREMENTS

The Company utilizes derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of its anticipated future oil and natural gas production.  These derivatives are carried at fair value on the consolidated balance sheets.  Additionally, the Company’s short-term investments consist partially of professionally managed limited partnerships which include investments that are not publicly traded and may have less readily determinable market values.  ASC Topic 820, Fair Value Measurement and Disclosure, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company’s only non-recurring fair value measurement is asset retirement obligations, please refer to Note 8.  The Company determines the estimated fair value of its asset retirement obligations at the balance sheet date by calculating the present value of estimated cash flows related to plugging and abandonment liabilities using level 3 inputs.  The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of April 30, 2012:

	As of April 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Short-term investments	$375	$—	$14	$389
Derivative Liability-Current	$—	$(631)	$—	$(631)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and six months ended April 30, 2012:

	Three Months Ended	Six Months Ended
	April 30, 2012	April 30, 2012

Balance as of January 31, 2012, and October 31, 2011(1), respectively	$18,000	$19,000
Total gains or losses (realized or unrealized):
Included in earnings(2)	(4,000)	(5,000)
Redemptions	—	—
Balance as of April 30, 2012(1)	$14,000	$14,000

(1)  This amount is included in short term investments on the balance sheet.

(2)  This amount is included in investment and other income (expense) on the statement of operations.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, commodity derivative instruments (discussed above) and long-term debt.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities.  The carrying amount of the Company’s revolving credit facility approximated fair value because the facility’s interest rate is variable (level 2 measurement).

8.                                      ASSET RETIREMENT OBLIGATIONS

The Company estimates the future cost of asset retirement obligations, discounts that cost to its present value, and records an asset to evaluated oil and gas properties and a corresponding liability to asset retirement obligation in its consolidated balance sheets.  The values ultimately derived are based on many significant estimates, including future abandonment costs, inflation, useful life, and cost of capital.  The nature of these estimates requires the Company to make judgments based on historical experience and future expectations.  Revisions to the estimates may be required based on such things as changes to cost estimates or the timing of future cash outlays.  Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis.  A reconciliation of the Company’s asset retirement obligation liability is as follows:

April 30, 2012

Beginning asset retirement obligation	$1,213,000
Accretion expense	33,000
Obligations incurred	56,000
Obligations settled	(143,000)
Ending asset retirement obligation	$1,159,000

9.                                      INTANGIBLE ASSETS

The patents underlying the Calliope Gas Recovery System are carried as a non-current asset on the Company’s balance sheet and are being amortized over the average remaining life of the patents.  The Company periodically evaluates this asset for realizability.

	April 30, 2012
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$4,449,000	$1,525,000

Aggregate amortization expense:
For the six months ended April 30, 2012		$217,000

10.                               COMMON STOCK

On September 22, 2008, the Company’s Board of Directors authorized a Stock Repurchase Program and approved repurchase of the Company’s common stock up to $2,000,000.  On April 9, 2009, the Board expanded the program to $4,000,000 and on July 29, 2010 the program was expanded to $5,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  At April 30, 2012, the Company has acquired 545,429 shares under the program, at an aggregate cost of $4,755,000, or $8.72 per share.

Subsequent to April 30, 2012 and through June 11, 2012, no additional shares have been repurchased.

11.                               EARNINGS PER SHARE

The Company’s calculation of earnings per share of common stock is as follows:

	Six Months Ended April 30,
	2012			2011
	Net		Earnings	Net		Earnings
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$2,090,000	10,041,000	$.21	$424,000	10,042,000	$.04

Effect of dilutive shares of common stock from stock options	—	44,000	—	—	36,000	—

Diluted earnings per share	$2,090,000	10,085,000	$.21	$424,000	10,078,000	$.04

	Three Months Ended April 30,
	2012			2011
	Net		Earnings	Net		Earnings
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$1,128,000	10,041,000	$.11	$255,000	10,041,000	$.03
Effect of dilutive shares of common stock from stock options	—	46,000	—	—	47,000	—

Diluted earnings per share	$1,128,000	10,087,000	$.11	$255,000	10,089,000	$.03

12.                               CONCENTRATION OF CREDIT RISK

CREDO’s accounts receivable are primarily from purchasers of the Company’s oil and natural gas production and from other exploration and production companies which own joint working interests in the properties that the Company operates.  This industry concentration could adversely impact the Company’s overall credit risk, because the Company’s customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices, and other conditions. CREDO’s oil and gas production is sold to various purchasers in accordance with the Company’s credit policies and procedures.  These policies and procedures take into account, among other things, the creditworthiness of potential purchasers and concentrations of credit risk.  For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues.  As of April 30, 2012, 73% of trade receivables on the consolidated balance sheets related to one joint working interest partner.

13.                               COMMITMENTS AND CONTINGENCIES

The Company has no material outstanding commitments at April 30, 2012.

The Company has filed a lawsuit for declaratory judgment regarding its contract rights under agreements with a third party related to its allotted lands Bakken and Three Forks leases.  The third party has asserted certain counterclaims.  The Company believes that the counter claims are without merit.

14.                               SUBSEQUENT EVENTS

On June 3, 2012, the Company signed a merger agreement with Forestar Group Inc. (“Forestar”) pursuant to which Forestar will pay $14.50 for each share of the Company’s stock, or approximately $146 million in cash.  Assuming the satisfaction of conditions, the Company expects the transaction to close in the second half of the 2012 calendar year.  Consummation of the merger is not subject to a financing condition, but is subject to customary closing conditions, including the approval of Credo’s stockholders.  The merger has been approved by the boards of directors of the Company and Forestar.  Refer to the Form 8-K filed by the Company on June 4, 2012 for further information.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Summary

During the first half of fiscal 2012, the Company’s operations focused primarily on its oil drilling projects in the North Dakota Bakken and Three Forks shale-oil play and in Kansas, Nebraska and the Texas Panhandle.  The Company expects these activities to be a reliable source of oil production and reserve additions.  However, the timing and extent of such activities can be dependent on many factors which are beyond the Company’s control, including for non-operated properties, the timing decisions of the well “operators” related to drilling, the availability of oil field services such as drilling rigs, fracture stimulation equipment and related services, and particularly in North Dakota, the weather. The price of oil and natural gas has a significant effect on the demand for, and cost of, drilling and oil field services.

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

Refer to the MD&A section of the Company’s Annual Report on Form 10-K/A and particularly the subsection titled “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas” for more detailed information.

RESULTS OF OPERATIONS

Six Months Ended April 30, 2012 Compared to Six Months Ended April 30, 2011

For the six months ended April 30, 2012, oil and gas revenues increased 60% to $11,681,000 compared to $7,318,000 during the same period last year.  As the oil and gas price/volume table on page 19 shows, the Company’s oil production increased 82% to 111,200 barrels while natural gas production declined 7% to 424,000 Mcf.  Total production, at the six to one gas to oil energy equivalent conversion ratio, increased 33% to 181,900 barrels of oil equivalent (BOE).  The increased total production volume resulted in a revenue increase of $4,509,000.  For the six months ended April 30, 2012, oil sales prices increased 6% to $92.30 per barrel and natural gas sales prices decreased 24% to $3.35 per Mcf.  The net effect of these price changes was to decrease oil and gas sales by $146,000.

Total costs and expenses increased 50% to $7,750,000 compared to $5,171,000 for the same period last year.  Oil and gas production expenses increased 21% due to (i) increased production taxes on increased revenue which were partially offset by a production tax credit related to prior years, and (ii) increased ad valorem taxes related to an increase in the number of wells subject to the tax.  Lease operating expense increased due primarily to the addition of new wells during the reporting period.  DD&A increased primarily due to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserves additions made in the fourth quarter of fiscal 2011.  Refer to the MD&A section (Item 7) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011 for additional information regarding “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas”.  General and administrative expenses increased primarily due to salary expense related to staff additions, one-time employment placement costs and professional fees primarily related to accounting and auditing services, which were partially offset by reduced legal fees related to a prior year lawsuit.  The effective tax rate increased to 31.5% compared to 23% for the same period last year.  The increase, required to be calculated on an annualized basis, is primarily due to the 1,000 barrel per day limitation on percentage depletion.  As the Company’s fiscal 2012 production grows beyond the 1,000 barrel per day tax limitation, percentage depletion will have a proportionately smaller impact on reducing the effective tax rate.  For the six month period, the total of realized and unrealized derivative losses on oil hedges decreased $772,000 because the differential between market prices at April 30, 2012 and the hedged prices for the related months narrowed significantly compared to the comparable period.

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

For the three months ended April 30, 2012, oil and gas revenues increased 44% to $5,860,000 compared to $4,068,000 during the same period last year.  As the oil and gas price/volume table on page 19 shows, the Company’s oil production increased 67% to 55,500 barrels while natural gas production declined 4% to 212,000 Mcf.  Total production, at the six to one gas to oil energy equivalent conversion ratio, increased 30% to 90,800 BOE, resulting in a revenue increase of $2,078,000.  For the three months ended April 30, 2012, oil sales prices increased 1% to $94.29 per barrel and natural gas sales prices decreased 33% to $2.96 per Mcf.  The net effect of these price changes was to decrease oil and gas sales by $286,000.

For the three months ended April 30, 2012, total costs and expenses increased 37% to $3,867,000 compared to $2,825,000 for the same period last year.  Oil and gas production expenses increased 4% due to increased ad valorem taxes related to an increase in the number of wells subject to the tax, which were partially offset by an overall decrease in production taxes due to a production tax credit related to prior years that offset higher production taxes related to increased revenue. Lease operating expense increased due primarily to the addition of new wells during the reporting period.  DD&A increased primarily due to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserves additions made in the fourth quarter of fiscal 2011. Refer to the MD&A section (Item 7) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011 for additional information regarding “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas”.  General and administrative expenses increased primarily due to salary expense related to staff additions, one-time employment placement costs and professional fees related to accounting and auditing services which were partially offset by reduced legal fees related to a prior year lawsuit.  The effective tax rate increased to 31% compared to 22% for the same period last year.  The increase, required to be calculated on an annualized basis, is primarily due to the 1,000 barrel per day limitation on percentage depletion.  As the Company’s fiscal 2012 production grows beyond the 1,000 barrel per day tax limitation, percentage depletion will have a proportionately smaller impact on reducing the effective tax rate.  For the three months ended April 30, 2012, the total of realized and unrealized derivative losses on oil hedges decreased $592,000 because the differential between the market prices at April 30, 2012 and the hedged prices for the related months narrowed significantly compared to the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 2012, oil and gas property costs increased $17,801,000, of which of $9,847,000 were paid in cash and $7,954,000 were recorded as current liabilities.  At April 30, 2012, the Company had borrowed $2,000,000 and, subsequent to second quarter end, the Company borrowed an additional $4,000,000.  The Company anticipates that existing cash on hand, net cash provided by operating activities and cash available under its line of credit will be adequate to fund its $35,000,000 2012 capital expenditure program. Refer to the discussion below regarding capital expenditures and the company’s credit facility.

Net cash provided by operating activities was $8,457,000 for the six months ended April 30, 2012.  Adjusted earnings before interest, taxes, depreciation, depletion and amortization, and unrealized derivative gains and losses, (“Adjusted EBITDA”) increased 76% to $7,528,000 compared to $4,269,000 for the same period last year.  Adjusted EBITDA is not a GAAP measure of operating performance.  The Company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The Company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between Adjusted EBITDA and net income is provided in the table below:

	Six Months Ended April 30,
	2012	2011
RECONCILIATION OF ADJUSTED EBITDA:
Net Income	$2,090,000	$424,000
Add Back):
Income Tax Expense	961,000	127,000
Depreciation, Depletion and Amortization Expense	3,838,000	2,141,000
Unrealized Derivative Losses	639,000	1,577,000

ADJUSTED EBITDA	$7,528,000	$4,269,000

At April 30, 2012, the Company had a working capital deficit of $7,389,000 primarily due to drilling and completion costs related to its North Dakota Bakken and Three Forks drilling project.  The Company expects that it will experience working capital deficits during periods when it is making use of outside financing because it will accrue estimated liabilities before the costs are billed by the operators and become payable.  The Company will not draw down its line of credit until those costs are payable. This use of just-in-time financing will minimize the Company’s borrowing costs but will also result in a working capital deficit during periods when the Company uses bank borrowing to finance a portion of its drilling budget.

Capital expenditures are expected to almost double in fiscal 2012 to $35,000,000 and, for the first time in the Company’s history, financing will be required to fund a portion of future drilling expenditures.  To provide financing, the Company has established a revolving credit line with its principal bank which provides for a $25,000,000 credit facility.  Credit availability is governed by a borrowing base which is determined semi-annually by the lender based on review of the Company’s reserves at April 30 and October 31.  The initial $7 million borrowing base was increased to $9.3 million during the second quarter, and will continue to be increased as the Company pledges additional collateral.  As of April 30, 2012, the Company has drawn $2 million on the line of credit at an effective interest rate of 2.75%, and subsequent to quarter end, the Company drew down another $4 million on the line of credit.

During the second quarter of 2012, the Company experienced completion delays on many of its Bakken and Three Forks wells because the operator instituted a new procedure to sequentially drill multiple wells on a central pad before moving in equipment to complete all of the wells at the same time.  This cost saving measure is expected to increase the time between the end of drilling and first production by 53%, from 75 days to 115 days, with a corresponding delay in the commencement of cash flow from the new wells.  Accordingly, the Company expects that its 2012 borrowing requirements will be toward the upper end of the previously announced $7.0 to $12.0 million range.  As a non-operator in the Bakken and Three Forks play, the Company is not in control of timing of drilling and completion operations.

Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The Company has no defined benefit plans and no obligations for post retirement employee benefits.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet arrangements at April 30, 2012.

PRODUCT PRICES AND PRODUCTION

The table below shows the Company’s oil and gas production volumes and average wellhead prices for the reported periods.  For the six months ended April 30, 2012, oil represents 61% of total production (on an energy equivalent basis) compared to 45% for the prior year.  For the three months ended April 30, 2012, oil represents 61% of total production compared to 47% for the same period last fiscal year.  Wellhead prices do not include oil derivative gains and losses since the Company has elected not to designate derivative instruments as cash flow hedges.

	Six Months Ended April 30,
	2012		2011		% Change
Product	Volume	Price	Volume	Price	Volume		Price

Oil (bbls)	111,200	$92.30	61,200	$86.97	+	82%	+	6%
Gas (Mcf)	424,000	$3.35	455,000	$4.39	-	7%	-	24%
BOE (Barrels of Oil Equivalent)	181,900		137,100		+	33%
BOE per Day	1,000		757

	Three Months Ended April 30,
	2012		2011		% Change
Product	Volume	Price	Volume	Price	Volume		Price

Oil (bbls)	55,500	$94.29	33,200	$93.07	+	67%	+	1%
Gas (Mcf)	212,000	$2.96	221,000	$4.44	-	4%	-	33%
BOE (Barrels of Oil Equivalent)	90,800		70,100		+	30%
BOE per day	1,009		788

Although product prices are key to the Company’s ability to operate profitably and to budget capital, income and expenses, they are beyond the Company’s control and are difficult to predict.  The Company periodically hedges the price of a portion of its estimated production when the potential for significant downward price movement is anticipated, or to assure availability of a portion of the cash flow for anticipated debt service.  Such hedges are authorized by the Company’s Board of Directors and they do not exceed estimated production volumes for the periods hedged.  Hedging transactions may take the form of costless collars or forward short positions, and are generally based on the NYMEX futures prices at the time the transactions are initiated.  The positions are normally closed by purchasing offsetting positions.  Contracts are expected to be closed as related production occurs but may be closed earlier if the anticipated downward price movement occurs or if the Company believes that the potential for such movement has abated.

For the six months ended April 30, 2012, realized hedging losses were $244,000 compared to $78,000 last year.  The effect of realized derivative losses on average well head price realizations are shown in the following table:

	Six Months Ended April 30,
	2012			2011
		Realized			Realized
		Derivative	Effective		Derivative	Effective
		Gain	Price		Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$92.30	$(2.19)	$90.11	$86.97	$(1.28)	$85.69
Gas	$3.35	$—	$3.35	$4.39	$—	$4.39

For the three months ended April 30, 2012, realized hedging losses were $200,000 compared to $114,000 last year.  The effect of realized derivative losses on average well head price realizations are shown in the following table:

	Three Months Ended April 30,
	2012			2011
		Realized			Realized
		Derivative	Effective		Derivative	Effective
		Gain	Price		Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$94.29	$(3.60)	$90.69	$93.07	$(3.47)	$89.60
Gas	$2.96	$—	$2.96	$4.44	$—	$4.44

At April 30, 2012, the Company held open short sales derivative contracts for 6,000 barrels of oil (six contracts) for each production month of May 2012 through December 2012 with prices ranging from $91.95 to $93.00.  This hedge is expected to cover approximately 15% to 25% of estimated oil production for the hedged period.  Subsequent to April 30, 2012, the Company closed one contract per month at a price of $99.80 per barrel.

See Note 4 of the Notes to Consolidated Financial Statements and comments under MD&A, “Results of Operations”, for more information regarding hedging gains and losses relating to oil derivative instruments.

RECENT DRILLING ACTIVITIES

Capital expenditures are expected to almost double in fiscal 2012 to a record $35,000,000, of which approximately 95% is earmarked for drilling.  Ninety five (95) gross (39.7 net) oil wells are currently scheduled to be drilled in fiscal 2012, representing a 99% increase in net wells over last year.  During the first half of 2012, 38 gross (16.8 net) wells were drilled and completed or were in various stages of drilling and completion.  Drilling does not occur ratably over the year and the Company’s 2012 drilling programs are currently on schedule. The regional allocation of the Company’s capital expenditures is shown below (in millions).

	Six Months 2012 Actual	2012 Annual Budget	2011 Actual
North Dakota Bakken and Three Forks	$10.7	$22.4	$6.6
Kansas and Nebraska Lansing Kansas City	5.0	9.8	8.4
Texas Panhandle Tonkawa and Cleveland	1.1	1.4	2.0
Other (primarily Oklahoma natural gas)	1.0	1.4	1.7
	$17.8	$35.0	$18.7

About 65% of the 2012 drilling budget is earmarked for the Bakken and Three Forks project.  Because the Company is not in control of the timing of the project’s drilling operations, it cannot reasonably predict the timing and extent of drilling costs until the operators actually propose wells.  Accordingly, the Company’s fiscal 2012 drilling budget attempts to estimate drilling schedules through discussions with operators before wells are actually proposed.  As a result, the Company’s fiscal 2012 drilling schedule and drilling budget are subject to significant revision as more information becomes available during the year regarding the actual timing and costs of drilling.  In general, the Company expects its Bakken and Three Forks drilling to rapidly accelerate in fiscal 2012 and 2013 as the operators proactively drill their leases within the primary terms of the leases. There may be a further drilling push related to development of the Three

Forks formation if operators conclude that, for technical reasons, the Three Forks formation should be drilled before substantial depletion occurs in the Bakken formation.

Bakken and Three Forks Project — In the North Dakota’s Bakken and Three Forks shale-oil play, the Company has assembled an approximate 9% average working interest in 73,000 gross acres (based on interests in approximately 57 spacing units consisting of 1,280 acres).  Virtually all of the acreage is located in the core of the play on the Fort Berthold Reservation, south and west of Parshall Field.  Fifty of the spacing units are classified as prime.  While the Company’s interest varies in individual spacing units, its average working interest is approximately 9%.  The Company believes that a minimum of two Bakken and two Three Forks wells are likely to be drilled on most of the prime spacing units representing about 200 wells.  However, many of the larger Bakken operators predict that up to eight wells may be drilled in many spacing units, which could double potential Company wells.

Drilling on the Company’s acreage is steadily increasing.  A total of 20 Bakken and Three Forks wells are budgeted for fiscal 2012, of which 10 wells are currently being drilled or completed and an additional 10 wells are scheduled for drilling before year end.  By fiscal year-end, the Company expects to own interests in 36 total wells, consisting of 26 Bakken and 10 Three Forks wells.  All of the wells drilled and completed by the Company are high rate producers.

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

Kansas and Nebraska — The Company currently owns approximately 147,000 gross (85,000 net) acres in Kansas and Nebraska and is conducting an aggressive leasing and drilling project.  The project consists primarily of wildcat oil drilling based on subsurface geology which is generally confirmed by 3-D seismic. To date, the Company has participated in 127 gross (51 net) wells with an average 44% working interest.  The Company’s overall drilling success rate is about 40%, yielding “all in” risk adjusted internal rates of return (at current oil prices) of approximately 100%.  Wells are drilled to a vertical depth of 4,000 to 5,000 feet.  Based on having proved its technical concepts in Kansas and Nebraska, the Company believes the project is now scalable and repeatable.

The Company has recently discovered six new oil fields in Kansas and Nebraska.  Analysis of the new discoveries indicates potential for up to 25 direct offset locations.  Three new 3-D seismic shoots are scheduled to be completed by fiscal year end which will cover about 66 square miles.  For 2012, the Company estimates that it will participate in 66 gross (37.5 net) wells in Kansas and Nebraska with an average working interest of approximately 56%.  During the second quarter of 2012, the Company participated in 16 gross (10.2 net) wells with an average 64% working interest.  The Company will be the operator of approximately 65% of the wells expected to be drilled in 2012.

Texas Panhandle — In the Texas Panhandle, the Company owns 8,500 gross (2,400 net) acres with the potential for multi-pay horizontal and vertical drilling.  The acreage includes six 640 acre spacing units that are prospective for Tonkawa and Cleveland horizontal drilling and Morrow vertical drilling.  The Company believes that each spacing unit could ultimately contain two Tonkawa and two Cleveland wells.

The Company currently owns an average 29% working interests in two gross (0.5 net) producing horizontal Tonkawa wells which continue to be good producers.  The Company recently completed its first horizontal Cleveland well with a 25% working interest.  Initial test results are very encouraging.  It also owns interests in 12 gross (.9 net) producing vertical wells with an average working interest of 7%.

The Company believes there is potential for up to 17 additional horizontal wells and three vertical wells on its acreage which would include eight horizontal Tonkawa wells, nine horizontal Cleveland wells, and three vertical Morrow wells.  The Company estimates its average working interest in these wells to range between 25% and 30%.

Oklahoma — Natural gas drilling in Oklahoma has been suspended pending a recovery in natural gas prices.  Accordingly, no gas wells are projected for Oklahoma during 2012. Most of the Company’s Oklahoma acreage is held by production and, thus, the timing of drilling is not critical to maintaining the Company’s leasehold ownership.

Calliope Gas Recovery Technology — The Company is taking advantage of opportunities created by low natural gas prices to buy wells for application of its patented Calliope Gas Recovery System.  A team is dedicated to Calliope with the objective of acquiring Calliope candidates, as companies de-emphasize natural gas and “offload” gas properties while shifting to oil development.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Disclosure of important factors that could cause actual results to differ materially from the Company’s expectations, or cautionary statements, are included under “Risk Factors” in our Annual Report on Form 10-K/A.  The following factors, among others, could cause actual results to differ materially from the Company’s expectations:

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

For further discussion, see Note 4 to the Consolidated Financial Statements.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Michael D. Davis, our Interim Chief Executive Officer, and Alford B. Neely, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012.  Based on the evaluation, these officers have concluded that:

Our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

Our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that related to our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, except as follows:

As we disclosed in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011 and in our Quarterly Report on Form 10-Q/A for the first quarter ended January 31, 2012, both of which we filed on April 25, 2012, we determined that there was a material weakness in our internal controls over financial reporting related to our liabilities accrual process that resulted in certain liabilities not being properly estimated and accrued by the Company at October 31, 2011 and January 31, 2012.  Such liabilities consisted primarily of the Company’s share of well drilling and completion costs which were incurred by third party well operators during the fiscal year ended October 31, 2011 and the three month period ended January 31, 2012 but were not timely billed to the Company.  When this matter was identified in March 2012 for the October 31, 2011 and January 31, 2012 reporting periods, remediation procedures were put in place to better identify sources of potentially significant bills, including primarily those related to our Bakken project.  The remediation consisted primarily of improved processes for making accrual estimates under certain conditions, including: obtaining daily drilling reports from operators of high cost wells and making a comparison of costs incurred as shown on the daily drilling report with related costs paid or accrued through the end of the reporting period; comparing costs accrued to authorizations for expenditure; discussing in more detail well operations with Company engineers; and contacting operators for additional information related to the expenditures.  We implemented these procedures effective with the filings on April 25, 2012 and believe that they will be sufficient to provide materially accurate estimates of accrued liabilities.  However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

The Company has filed a lawsuit for declaratory judgment regarding its contract rights under agreements with a third party related to its allotted lands Bakken and Three Forks leases.  The third party has asserted certain counterclaims.  The Company believes that the counter claims are without merit.

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

On September 22, 2008, the Company’s Board of Directors authorized a Stock Repurchase Program and approved repurchase of the Company’s common stock up to $2,000,000.  On April 9, 2009, the Board expanded the program to $4,000,000 and on July 29, 2010 the program was expanded to $5,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  At April 30, 2012, the Company has acquired 545,429 shares under the program, at an aggregate cost of $4,755,000, or $8.72 per share.

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

CREDO Petroleum Corporation
(Registrant)

By:	/s/ Michael D. Davis.
Michael D. Davis
Chief Executive Officer (Interim)
(Principal Executive Officer)

By:	/s/ Alford B. Neely
Alford B. Neely
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  June 11, 2012