Form 10-Q
period 2012-07-31
CREDO PETROLEUM CORP
filed 2012-09-10
CIK 277924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, net of treasury stock, as of the latest practicable date.

Date	Class	Outstanding
September 10, 2012	Common stock, $.10 par value	10,041,000

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Quarterly Report on Form 10-Q For the Period Ended July 31, 2012

The terms “CREDO”, “Company”, “we”, “our”, and “us” refer to CREDO Petroleum Corporation and its subsidiaries unless the context suggests otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

A S S E T S

	July 31,	October 31,
	2012	2011
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,260,000	$3,313,000
Short-term investments	394,000	1,487,000
Receivables:
Accrued oil and gas sales	3,818,000	2,343,000
Trade	4,911,000	1,707,000
Derivative assets	40,000	8,000
Other current assets	617,000	213,000
Total current assets	12,040,000	9,071,000

Long-term Assets:
Oil and gas properties, at cost, using full cost method:
Unevaluated oil and gas properties	11,512,000	9,957,000
Evaluated oil and gas properties	129,274,000	100,948,000
Less: accumulated depreciation, depletion and amortization of oil and gas properties	(66,881,000)	(61,054,000)
Net oil and gas properties, at cost, using full cost method	73,905,000	49,851,000
Intangible assets, net of accumulated amortization of $1,634,000 in 2012 and $1,307,000 in 2011	2,815,000	3,142,000

Compressor and tubular inventory to be used in development	1,258,000	1,760,000

Other, net	28,000	97,000

Total Assets	$90,046,000	$63,921,000

The accompanying notes are an integral part of these consolidated financial statements.

L I A B I L I T I E S   A N D   S T O C K H O L D E R S ‘   E Q U I T Y

	July 31,	October 31,
	2012	2011
	(Unaudited)
Current Liabilities:
Accounts payable and accrued liabilities	$22,025,000	$6,933,000
Revenue distribution payable	981,000	964,000
Accrued compensation	404,000	246,000
Income taxes payable	105,000	105,000
Total current liabilities	23,515,000	8,248,000

Long Term Liabilities:
Long-term debt	6,000,000	—
Deferred income taxes, net	6,149,000	4,524,000
Asset retirement obligation	1,444,000	1,213,000
Total liabilities	37,108,000	13,985,000

Commitments:

Stockholders’ Equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized, 10,660,000 issued	1,066,000	1,066,000
Capital in excess of par value	31,531,000	31,547,000
Treasury stock at cost, 619,000 shares in 2012 and 2011	(4,654,000)	(4,654,000)
Retained earnings	24,995,000	21,977,000
Total stockholders’ equity	52,938,000	49,936,000

Total Liabilities and Stockholders’ Equity	$90,046,000	$63,921,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Oil sales	$15,952,000	$8,678,000	$5,691,000	$3,358,000
Natural gas sales	2,091,000	3,128,000	671,000	1,130,000
	18,043,000	11,806,000	6,362,000	4,488,000

Costs and expenses:
Oil and natural gas production	3,521,000	2,893,000	1,294,000	1,059,000
Depreciation, depletion and amortization	6,181,000	3,401,000	2,343,000	1,260,000
General and administrative	3,534,000	2,016,000	1,849,000	820,000
	13,236,000	8,310,000	5,486,000	3,139,000

Income from operations	4,807,000	3,496,000	876,000	1,349,000

Other income and (expense)
Realized and unrealized gain (loss) from derivative contracts	(167,000)	(671,000)	716,000	984,000

Investment and other income	3,000	55,000	—	(4,000)
	(164,000)	(616,000)	716,000	980,000
Income before income taxes	4,643,000	2,880,000	1,592,000	2,329,000
Income taxes	(1,625,000)	(749,000)	(664,000)	(622,000)

Net income	$3,018,000	$2,131,000	$928,000	$1,707,000

Earnings per share of Common Stock—Basic	$.30	$.21	$.09	$.17

Earnings per share of Common Stock—Diluted	$.30	$.21	$.09	$.17

Weighted average number of shares of Common Stock and dilutive securities:
Basic	10,041,000	10,042,000	10,041,000	10,041,000
Diluted	10,088,000	10,078,000	10,096,000	10,072,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2012	2011

Cash Flows From Operating Activities:
Net income	$3,018,000	$2,131,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,181,000	3,401,000
ARO liability accretion	54,000	78,000
Unrealized (gain) loss on derivative instruments	(32,000)	497,000
Deferred income taxes	1,625,000	661,000
Gain on short term investments	—	(47,000)
Compensation expense related to stock options granted	15,000	47,000
Changes in operating assets and liabilities:
Purchase of short term investments	—	(50,000)
Proceeds from short-term investments	1,093,000	102,000
Accrued oil and gas sales	(1,475,000)	(1,102,000)
Trade receivables	(3,204,000)	96,000
Other current assets	(404,000)	(3,000)
Accounts payable and accrued liabilities	903,000	2,243,000

Net Cash Provided By Operating Activities	7,774,000	8,054,000

Cash Flows From Investing Activities:
Additions to oil and gas properties	(15,745,000)	(11,468,000)
Proceeds from sale of oil and gas properties	405,000	—
Changes in other long-term assets	544,000	(5,000)

Net Cash Used In Investing Activities	(14,796,000)	(11,473,000)

Cash Flows From Financing Activities:
Purchase of treasury stock	—	(145,000)
Payment in lieu of stock option exercise	(31,000)	—
Proceeds from line of credit	6,000,000	—

Net Cash Provided By (Used) In Financing Activities	5,969,000	(145,000)

Decrease In Cash And Cash Equivalents	(1,053,000)	(3,564,000)

Cash And Cash Equivalents:
Beginning of period	3,313,000	7,179,000

End of period	$2,260,000	$3,615,000

The accompanying notes are an integral part of these consolidated financial statements.

CREDO PETROLEUM CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

July 31, 2012

1.             BASIS OF PRESENTATION

On June 3, 2012, the Company signed a merger agreement with Forestar Group Inc. (“Forestar”) pursuant to which Forestar will pay $14.50 for each share of the Company’s stock, or approximately $146 million in cash.  Consummation of the merger is not subject to a financing condition, but is subject to customary closing conditions, including the approval of Credo’s stockholders.  A special meeting of the Company’s stockholders is scheduled to be held on September 25, 2012, at which stockholders will vote whether or not to approve the merger.   The merger has been approved by the boards of directors of the Company and Forestar.  Assuming the satisfaction of conditions, the merger could close prior to the Company’s fiscal year-end.  As the transaction remains subject to certain closing conditions, there can be no assurance that this merger will be consummated, therefore, these consolidated financial statements and footnotes have been prepared under the assumption that the Company will continue under the current ownership structure. Additional information regarding the merger can be found in our Form 8-K filed on June 4, 2012 and our Definitive Proxy Statement filed on August 10, 2012.

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

2.             OIL AND NATURAL GAS PROPERTIES

Depreciation, depletion and amortization of oil and natural gas properties for the nine months ended July 31, 2012 and 2011 were $5,827,000 and $3,042,000, respectively, and were $2,225,000 and $1,141,000 for the three months ended July 31, 2012 and 2011, respectively.  The increase is primarily related to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserve additions made starting in the fourth quarter of fiscal 2011.  The Company uses the full cost method of accounting for costs related to its oil and natural gas properties.  Amortizable capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  Costs for unevaluated properties, which typically include lease rentals, geology and seismic costs, are capitalized but are excluded from the amortizable pool during the evaluation period.  When determinations are made whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are reclassified to the full cost pool.

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

At July 31, 2012 and 2011, no ceiling test write-down was required.

3.             STOCK-BASED COMPENSATION

For the nine months ended July 31, 2012 and 2011, the Company recognized stock based compensation expense of $15,000 and $47,000, respectively.  For three months ended July 31, 2011, the Company recognized stock based compensation expense of $8,000.  There was no expense for the three months ended July 31, 2012.  At July 31, 2012, the balance of unrecognized compensation cost from unvested stock options was zero.

No options have been granted during the first nine months of fiscal year 2012.  The fair value of the 30,000 options granted during the nine months ended July 31, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:  volatility, 50.1%; expected option term, 4 years; risk-free interest rate, 2.28% and; expected dividend yield, 0%.  If option grants are made in the future, compensation expense for all such share-based payments granted, based upon the grant-date fair value estimate will also be included in compensation expense.

Plan activity for the nine months ended July 31, 2012 is set forth below:

	Nine Months Ended July 31, 2012
		Weighted
		Average		Aggregate
	Number of	Exercise		Intrinsic
	Options	Price		Value
Outstanding at October 31, 2011	179,053	$8.40		$381,000
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(50,000)	9.30
Outstanding at July 31, 2012	129,053	$8.05		$823,000

Exercisable at July 31, 2012	129,053	$8.05		$823,000

Weighted average contractual life at July 31, 2012		1.95	years

	Outstanding			Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding	Remaining	Average	Exercisable at	Weighted
Exercise	at July, 31,	Contractual	Exercise	July 31,	Average
Prices	2012	Life in Years	Price	2012	Exercise Price

$ 5.93	89,053	0.87	$5.93	89,053	$5.93
$ 12.78	40,000	4.35	$12.78	40,000	$12.78

$ 5.93 -$12.78	129,053		$8.05	129,053	$8.05

During the nine months ended July 31, 2012, the Company purchased a stock option from its former CEO, a current director, for $31,000 because the option was going to expire during a stock trading blackout period.  The stock option was for a right to purchase 33,334 shares of the Company’s common stock.  These options are included in the line item cancelled or forfeited in the table above.  This amount is included in the consolidated balance sheet as a reduction in capital in excess of par value.

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

At July 31, 2012, the Company held short sales open derivative contracts for 5,000 barrels of oil for each production month of August 2012 through December 2012 with prices ranging from $91.95 to $92.21.  During the quarter ended July 31, 2012, the Company offset one contract (1,000 barrels) per month at a price of $99.80 per barrel.  The Company held no open derivative contracts for natural gas at July 31, 2012.

For the nine months ended July 31, 2012 and 2011, the Company had realized (losses) on derivatives of ($199,000) and ($174,000), respectively, and unrealized gains (losses) of $32,000 and ($497,000), respectively.  For the quarters ended July 31, 2012 and 2011, the Company had realized gains (losses) on derivatives of $45,000 and ($96,000), respectively, and unrealized gains of $671,000 and $1,080,000, respectively.

At July 31, 2012, the Company had a hedging line of credit with its bank which is integrated with its overall credit agreement.  See Note 5 for information regarding the Company’ credit agreement.

The Company has elected not to designate its commodity derivatives as cash flow hedges for accounting purposes.  Accordingly, such contracts are recorded at fair value on the balance sheet and changes in fair value are recorded in the statement of operations as they occur.  The location and amount of derivative fair values and related gain (loss) are indicated in the following tables:

Derivatives not designated as hedging instruments:

		As of	As of
	Balance Sheet Location	July 31, 2012	October 31, 2011
Crude Oil Swaps	Derivative Asset-Current	$40,000	$8,000

Amount of Gain or (Loss) Recognized in Income (Loss) on Derivatives not designated as hedging instruments:

		Nine Months	Nine Months
		Ended	Ended
		July 31, 2012	July 31, 2011
Crude Oil Swaps	Other Expense	$(167,000)	$—
Natural Gas
Forward Positions	Other Income	—	79,000
Natural Gas
Basis Positions	Other Expense	—	(20,000)
Crude Oil Collars	Other Expense	—	(730,000)

		Three Months	Three Months
		Ended	Ended
		July 31, 2012	July 31, 2011
Crude Oil Swaps	Other Income	$716,000	$—
Crude Oil Collars	Other Income	—	984,000

5.                                      REVOLVING CREDIT LINE

At the beginning of fiscal 2012, the Company expected to borrow between $7 million and $12 million to partially finance its drilling activities for the year.  During the second quarter of 2012, the Company entered into a Revolving Credit Agreement (the Agreement) with its principal bank, Bank of Oklahoma, NA.  The Agreement provides for a $25,000,000 credit facility.  The Agreement will mature in December 2016.  The credit availability under the Agreement is governed by a Borrowing Base, the determination of which is made semi-annually by the lender based on review of the Company’s reserves at April 30 and October 31.  The Borrowing Base under the Agreement could increase or decrease based on such determination.  In addition to the semi-annual determinations, the Company and the lender each have discretion at any time, but not more often than once during a calendar year, to have the Borrowing Base redetermined.  The initial $7 million Borrowing Base was increased to $9.3 million effective April 30, 2012, and is expected to be increased further as the Company pledges additional collateral.

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

For purpose of the covenant calculation, consolidated current assets is increased by the amount available on the line of credit less any derivative gains or losses included in consolidated current assets or consolidated current liabilities.  In addition, current liabilities are decreased by the amount of accrued, but unbilled, drilling and completion costs associated with an approved AFE as of the end of the quarter.  The Company is also required to maintain a financial covenant related to consolidated funded indebtedness to consolidated EBITDAX, where the ratio at the end of any fiscal quarter is not greater than 3.5 to 1.0.  This ratio is calculated using the twelve month period ending with the applicable fiscal quarter.  If the Company were to fail to perform its obligations under these covenants or other covenants and obligations, it could cause an event of default and the Agreement could be terminated and amounts outstanding could be declared immediately due and payable by the lender, subject to notice and cure periods in certain cases.  Such events of default include non-payment, breach of warranty, non-performance of financial covenants, certain adverse judgments, change of control, or a failure of the liens securing the Borrowing Base.  As of July 31, 2012, the Company was in compliance with both covenant requirements, however, the current ratio calculation was very close to 1.0 to 1.0.  If we fail to meet this ratio requirement in subsequent periods, and we are unable to obtain a waiver from the bank, it would trigger an event of default as described above.

The Company drew down $4 million on the line of credit during the three months ended July 31, 2012 and has drawn down $6 million during the nine months ended July 31, 2012 and that amount remains outstanding as of July 31, 2012.  We are accruing interest at rates ranging from 2.75% to 3.49%, which are based on the LIBOR Rate at the time of the draw.  We capitalized $33,000 and $44,000 of interest expense to the full cost pool during the three and nine months ended July 31, 2012.  In addition to the amounts drawn down on the line of credit, the amount available on the Borrowing Base has been reduced by an additional $530,000 for Letters of Credit outstanding as of July 31, 2012 that are used in lieu of a cash bond to provide collateral for drilling programs.  Subsequent to July 31, 2012, the Company drew down an additional $2.77 million on the line of credit to pay accounts payable related to drilling and completion costs.

6.                                      INCOME TAXES

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.  The difference between the effective tax rate and the statutory tax rate is primarily due to percentage depletion deductions and costs incurred in the current fiscal year related to the Forestar merger, which are expected to be non-deductible expenditures for tax purposes.

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

The Company’s only non-recurring fair value measurement is asset retirement obligations, as further described in Note 8.  The Company determines the estimated fair value of its asset  retirement obligations at the balance sheet date by calculating the present value of estimated cash flows related to plugging  and abandonment liabilities using level 3 inputs.  The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted as a component of the full cost pool using the units-of-production method.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of July 31, 2012:

	As of July 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Asset:
Short-term investments	$380	$—	$14	$394
Derivative Asset-Current	$—	$40	$—	$40

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy for the three and nine months ended July 31, 2012:

	Three Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2012
Balance as of April 30, 2012, and October 31, 2011(1), respectively	$14,000	$19,000
Total gains or losses (realized or unrealized):
Included in earnings(2)	—	(5,000)
Redemptions	—	—
Balance as of July 31, 2012(1)	$14,000	$14,000

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

July 31, 2012

Beginning asset retirement obligation	$1,213,000
Accretion expense	54,000
Obligations incurred	320,000
Obligations settled	(143,000)
Ending asset retirement obligation	$1,444,000

9.                                      INTANGIBLE ASSETS

The patents underlying the Calliope Gas Recovery System are carried as a non-current asset on the Company’s balance sheet and are being amortized over the average remaining life of the patents.  The Company periodically evaluates this asset for realizability.

	July 31, 2012
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Calliope intangible assets	$4,449,000	$1,634,000

Aggregate amortization expense:
For the nine months ended July 31, 2012		$326,000

10.                               COMMON STOCK

On September 22, 2008, the Company’s Board of Directors authorized a Stock Repurchase Program and approved repurchase of the Company’s common stock up to $2,000,000.  On April 9, 2009, the Board expanded the program to $4,000,000 and on July 29, 2010 the program was expanded to $5,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  At July 31, 2012, the Company has acquired 545,429 shares under the program, at an aggregate cost of $4,755,000, or $8.72 per share.

Subsequent to July 31, 2012 and through September 10, 2012, no additional shares have been repurchased.

11.                               EARNINGS PER SHARE

The Company’s calculation of earnings per share of common stock is as follows:

	Nine Months Ended July 31,
	2012			2011
	Net		Earnings	Net		Earnings
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$3,018,000	10,041,000	$.30	$2,131,000	10,042,000	$.21

Effect of dilutive shares of common stock from stock options	—	47,000	—	—	36,000	—

Diluted earnings per share	$3,018,000	10,088,000	$.30	$2,131,000	10,078,000	$.21

	Three Months Ended July 31,
	2012			2011
	Net		Earnings	Net		Earnings
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$928,000	10,041,000	$.09	$1,707,000	10,041,000	$.17
Effect of dilutive shares of common stock from stock options	—	55,000	—	—	31,000	—

Diluted earnings per share	$928,000	10,096,000	$.09	$1,707,000	10,072,000	$.17

12.                               CONCENTRATION OF CREDIT RISK

CREDO’s accounts receivable are primarily from purchasers of the Company’s oil and natural gas production and from other exploration and production companies which own joint working interests in the properties that the Company operates.  This industry concentration could adversely impact the Company’s overall credit risk, because the Company’s customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices, and other conditions. CREDO’s oil and gas production is sold to various purchasers in accordance with the Company’s credit policies and procedures.  These policies and procedures take into account, among other things, the creditworthiness of potential purchasers and concentrations of credit risk.  For most joint working interest partners, the Company may have the right of offset against related oil and natural gas revenues.  As of July 31, 2012, 79% of trade receivables on the consolidated balance sheets related to one joint working interest partner.

13.                               COMMITMENTS AND CONTINGENCIES

The Company has no material outstanding commitments at July 31, 2012.

The Company has filed a lawsuit for declaratory judgment regarding its contract rights under agreements with a third party related to its allotted lands Bakken and Three Forks leases.  The third party has asserted certain counterclaims.  The Company believes that the counter claims are without merit.

Between June 13, 2012 and July 27, 2012, five lawsuits were filed against the Company, Forestar, and each of the Company’s directors by various stockholders.  Two of the lawsuits were voluntarily dismissed by the plaintiffs.  Two other lawsuits were consolidated into one proceeding, leaving two active lawsuits as of the date of this filing.  The complaints allege, among other things, that the Company’s directors breached their fiduciary duties to the Credo stockholders by agreeing to an inadequate price and issuing a materially misleading proxy statement, and that Forestar aided and abetted those breaches.  The complaints seek an injunction, damages and attorneys’ fees.  The Company, Forestar, and the Company’s Board of Directors believe that the claims in the above complaints are entirely without merit and are defending the actions vigorously.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

Summary

On June 3, 2012, the Company signed a merger agreement with Forestar Group Inc. (“Forestar”) pursuant to which Forestar will pay $14.50 for each share of the Company’s stock, or approximately $146 million in cash.  Consummation of the merger is not subject to a financing condition, but is subject to customary closing conditions, including the approval of Credo’s stockholders.  A special meeting of the Company’s stockholders is scheduled to be held on September 25, 2012, at which stockholders will vote whether or not to approve the merger.  The merger has been approved by the boards of directors of the Company and Forestar.  Assuming the satisfaction of conditions, the merger could close prior to the Company’s fiscal year-end.  As the transaction remains subject to certain closing conditions, there can be no assurance that this merger will be consummated, therefore, this MD&A has been prepared under the assumption that the Company will continue under the current ownership structure.  Additional information regarding the merger can be found in our Form 8-K filed on June 4, 2012 and our Definitive Proxy Statement filed on August 10, 2012.

During the first nine months of fiscal 2012, the Company’s operations focused primarily on its oil drilling projects in the North Dakota Bakken and Three Forks shale-oil play and in Kansas, Nebraska and the Texas Panhandle.  The Company expects these activities to be a reliable source of oil production and reserve additions.  However, the timing and extent of such activities can be dependent on many factors which are beyond the Company’s control, including for non-operated properties, the timing decisions of the well “operators” related to drilling, the availability of oil field services such as drilling rigs, fracture stimulation equipment and related services, and particularly in North Dakota, the weather. The price of oil and natural gas has a significant effect on the demand for, and cost of, drilling and oil field services.

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

RESULTS OF OPERATIONS

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011

For the nine months ended July 31, 2012, oil and gas revenues increased 53% to $18,043,000 compared to $11,806,000 during the same period last year.  As the oil and gas price/volume table on page 20 shows, the Company’s oil production increased 86% to 184,200 barrels while natural gas production declined 7% to 641,000 Mcf.  Total production, at the six to one gas to oil energy equivalent conversion ratio, increased 36% to 291,100 barrels of oil equivalent (BOE), or 1,062 BOE per day.  The increased total production volume resulted in a revenue increase of $7,198,000.  For the nine months ended July 31, 2012, oil sales prices decreased 1% to $86.64 per barrel and natural gas sales prices decreased 28% to $3.26 per Mcf.  The net effect of these price changes was to decrease oil and gas sales by $961,000.

Total costs and expenses increased 59% to $13,236,000 compared to $8,310,000 for the same period last year.  Transaction costs related to the Forestar merger were $1,026,000 during the nine months ended July 31, 2012.  Total expenditures excluding these transaction costs would have been $12,210,000, or a 47% increase compared to the same period last year.  Oil and gas production expenses increased 22% due to (i) increased production taxes on increased revenue which were partially offset by a production tax credit related to prior years, (ii) increased ad valorem taxes related to an increase in the number of wells subject to the tax, and (iii) increased lease operating expense due primarily to the addition of new wells during the reporting period.  DD&A increased primarily due to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserves additions made starting in the fourth quarter of fiscal 2011.  Refer to the MD&A section (Item 7) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011 for additional information regarding “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas”.  General and administrative expenses increased $1,518,000, or 75%, compared to prior year.  As mentioned above, $1,026,000 of the increase related to one-time merger related costs including fairness opinions, legal expenses and proxy costs.  Excluding merger related costs, general and administrative expenses increased $492,000, or 24%, compared to prior year due to increases in salary expense related to staff additions, one-time employment placement costs and professional fees primarily related to accounting and auditing services, partially offset by reduced legal fees related to a lawsuit that was settled in the prior year.  The effective tax rate increased to 35% compared to 26% for the same period last year.  The increase, required to be calculated on an annualized basis, is primarily due to the 1,000 barrel per day limitation on percentage depletion and the non-deductible merger related costs.  As the Company’s fiscal 2012 production grows beyond the 1,000 barrel per day tax limitation, as it did during the second and third quarters of 2012, percentage depletion will have a proportionately smaller impact on reducing the effective tax rate.  For the nine month period, the total of realized and unrealized derivative losses on hedges decreased $504,000 because the differential between market prices at July 31, 2012 and the hedged prices for the related months narrowed significantly compared to the comparable period.

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

For the three months ended July 31, 2012, oil and gas revenues increased 42% to $6,362,000 compared to $4,488,000 during the same period last year.  As the oil and gas price/volume table on page 20 shows, the Company’s oil production increased 92% to 73,000 barrels while natural gas production declined 8% to 217,000 Mcf.  Total production, at the six to one gas to oil energy equivalent conversion ratio, increased 41% to 109,200 BOE, or 1,187 BOE per day, resulting in a revenue increase of $2,671,000.  For the three months ended July 31, 2012, oil sales prices decreased 12% to $78.00 per barrel and natural gas sales prices decreased 36% to $3.09 per Mcf.  The net effect of these price changes was to decrease oil and gas sales by $797,000.

For the three months ended July 31, 2012, total costs and expenses increased 75% to $5,486,000 compared to $3,139,000 for the same period last year.  Transaction costs related to the Forestar merger were $994,000 during the three months ended July 31, 2012.  Total expenditures excluding these transaction costs would have been $4,492,000, or a 43% increase compared to the same period last year.  Oil and gas production expenses increased 22% due to (i) higher production taxes related to increased revenue, (ii) increased ad valorem taxes related to an increase in the number of wells subject to the tax, and (iii) increased lease operating expense due primarily to the addition of new wells during the reporting period.  DD&A increased primarily due to property cost additions for future development costs of proved undeveloped Bakken and Three Forks reserves additions made starting in the fourth quarter of fiscal 2011.  Refer to the MD&A section (Item 7) of the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011 for additional information regarding “Certain Significant Effects of the Company’s Strategic Transition to Oil from Natural Gas”.  General and administrative expenses increased $1,029,000, or 125%, compared to prior year.  As mentioned above, $994,000 of the increase related to one-time merger related costs including fairness opinions, legal fees and proxy costs.  Excluding merger related costs, general and administrative expenses increased $35,000, or 4%, compared to prior year due to increases in salary expense related to staff additions, partially offset by reduced legal fees related to a law suit that was settled in the prior year.  The effective tax rate increased to 42% compared to 27% for the same period last year.  The increase, required to be calculated on an annualized basis, is primarily due to the 1,000 barrel per day limitation on percentage depletion and the non-deductible merger related costs.  As the Company’s fiscal 2012 production grows beyond the 1,000 barrel per day tax limitation, as it did during the second and third quarters of 2012, percentage depletion will have a proportionately smaller impact on reducing the effective tax rate.  For the three months ended July 31, 2012, the total of realized and unrealized derivative gains on oil hedges decreased $268,000 because the differential between the market prices at July 31, 2012 and the hedged prices for the related months narrowed compared to the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 2012, oil and gas property costs increased $30,286,000, of which of $15,745,000 were paid in cash and $14,541,000 represents the increase in current liabilities from prior fiscal year end.  At July 31, 2012, the Company had borrowed $6,000,000 on its line of credit, and subsequent to third quarter end, the Company borrowed an additional $2,770,000.  The Company anticipates that existing cash on hand, net cash provided by operating activities and cash available under its line of credit will be adequate to fund the remainder of its 2012 capital expenditure program. Refer to the discussion below regarding capital expenditures and the company’s credit facility.

Net cash provided by operating activities was $7,774,000 for the nine months ended July 31, 2012.  Adjusted earnings before interest, taxes, depreciation, depletion and amortization, and unrealized derivative gains and losses, (“Adjusted EBITDA”) increased 59% to $10,792,000 compared to $6,778,000 for the same period last year.  Adjusted EBITDA is not a GAAP measure of operating performance.  The Company uses this non-GAAP performance measure primarily to compare its performance with other companies in the industry that make a similar disclosure.  The Company believes that this performance measure may also be useful to investors for the same purpose. Investors should not consider this measure in isolation or as a substitute for operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures employed by other companies.  Reconciliation between Adjusted EBITDA and net income is provided in the table below:

	Nine Months Ended July 31,
	2012	2011
RECONCILIATION OF ADJUSTED EBITDA:
Net Income	$3,018,000	$2,131,000
Add Back:
Income Tax Expense	1,625,000	749,000
Depreciation, Depletion and Amortization Expense	6,181,000	3,401,000
Unrealized Derivative (Gains)/Losses	(32,000)	497,000

ADJUSTED EBITDA	$10,792,000	$6,778,000

At July 31, 2012, the Company had a working capital deficit of $11,475,000 primarily due to drilling and completion costs related to its North Dakota Bakken and Three Forks drilling project.  The Company expects that it will experience working capital deficits during periods when it is making use of outside financing because it will accrue estimated liabilities before the costs are billed by the operators and become payable.  The Company will not draw down its line of credit until those costs are payable. This use of just-in-time financing will minimize the Company’s borrowing costs but will also result in a working capital deficit during periods when the Company uses bank borrowing to finance a portion of its drilling budget.

Capital expenditures are expected to almost double in fiscal 2012 to nearly $37,000,000 and, for the first time in the Company’s history, financing was required to fund a portion of  drilling expenditures.  To provide financing, the Company established a revolving credit line with its principal bank which provides for a $25,000,000 credit facility.  Credit availability is governed by a borrowing base which is determined semi-annually by the lender based on review of the Company’s reserves at April 30 and October 31.  The initial $7 million borrowing base was increased to $9.3 million during the second quarter, and will continue to be increased as the Company pledges additional collateral.  As of July 31, 2012, the Company has drawn $6 million on the line of credit at interest rates ranging from 2.75% to 3.49%, and subsequent to quarter end, the Company drew down another $2.77 million on the line of credit.

In an attempt to reduce completion costs, some North Dakota operators have instituted a program of drilling multiple wells from the same pad, then fracing those wells successively.  The cost savings are realized in reduced mobilization costs of manpower and equipment.  This policy may add (on average) thirty days to the time between cessation of drilling operations and initial production, thus affecting the Company’s cash flow as a non-operator.  Accordingly, the Company expects that its 2012 borrowing requirements will be toward the upper end of the previously-announced $7.0 to $12.0 million range.  However, this policy will positively affect long-term well economics. The company saw initial production on five North Dakota wells in the third quarter, and reasonably expects initial production on six additional wells in the fourth quarter, partly due to this multi-well frac program.

The Company has reported a working capital deficit in all three quarters of the current fiscal year.  The primary reason for this is our aggressive 2012 drilling program.  As part of the Revolving Credit Agreement with Bank of Oklahoma, we are required to be in compliance with two debt covenants, one of which is a current ratio covenant.  The Company is required to maintain a financial covenant related to the current ratio, where consolidated current assets to consolidated current liabilities is not less than 1.0 to 1.0 at the end of any fiscal quarter.  For purpose of the covenant calculation, consolidated current assets is increased by the amount available on the line of credit less any derivative gains or losses included in consolidated current assets or consolidated current liabilities.  In addition, current liabilities are decreased by the amount of accrued, but unbilled, drilling and completion costs associated with an approved AFE as of the end of the quarter.  The Company has been in compliance with this ratio throughout this fiscal year, however, the ratio as of July 31, 2012 was just above the minimum 1.0 to 1.0 ratio requirement.  If we fail to meet this ratio in future periods, and are unable to obtain a waiver from the bank, it would cause an event of default and the Agreement could be terminated and amounts outstanding could be declared immediately due and payable by the lender, subject to notice and cure periods in certain cases.

The potential merger with Forestar has impacted our current ratio.  We incurred $1,026,000 of one-time merger related costs through the first nine months of fiscal 2012.  In addition, while we have the ability to pledge more properties to increase our Borrowing Base on the line of credit, which would be added to current assets as part of the current ratio, we have not proceeded as quickly as we anticipated due to the potential merger.  The reason for this is that management made a decision not to incur the additional time and expense it would take to pledge our properties until the merger is completed.  The Company has the capacity and the ability to increase the Borrowing Base and would do so if the merger is not completed.

Given our increased production and our ability to further increase the Borrowing Base, the Company believes that it will have sufficient cash to complete its 2012 drilling program, maintain a similar drilling plan in 2013 and continue to meet its covenant requirements included with the credit facility.

Because earnings are anticipated to be reinvested in operations, cash dividends are not expected to be paid. The Company has no defined benefit plans and no obligations for post retirement employee benefits.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet arrangements at July 31, 2012.

PRODUCT PRICES AND PRODUCTION

The table below shows the Company’s oil and gas production volumes and average wellhead prices for the reported periods.  For the nine months ended July 31, 2012, oil represents 63% of total production (on an energy equivalent basis) compared to 46% for the prior year.  For the three months ended July 31, 2012, oil represents 67% of total production compared to 49% for the same period last fiscal year.  Wellhead prices do not include oil derivative gains and losses since the Company has elected not to designate derivative instruments as cash flow hedges.

	Nine Months Ended July 31,
	2012		2011		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	184,200	$86.64	99,200	$87.49	+ 86%	- 1%
Gas (Mcf)	641,000	$3.26	690,000	$4.53	- 7%	- 28%
BOE (Barrels of Oil Equivalent)	291,100		214,300		+ 36%
BOE per Day	1,062		785

	Three Months Ended July 31,
	2012		2011		% Change
Product	Volume	Price	Volume	Price	Volume	Price

Oil (bbls)	73,000	$78.00	38,000	$88.32	+ 92%	- 12%
Gas (Mcf)	217,000	$3.09	235,000	$4.81	- 8%	- 36%
BOE (Barrels of Oil Equivalent)	109,200		77,200		+ 41%
BOE per day	1,187		839

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

For the nine months ended July 31, 2012, realized hedging losses were $199,000 compared to $174,000 last year. The effect of realized derivative losses on average well head price realizations are shown in the following table:

	Nine Months Ended July 31,
	2012			2011
		Realized			Realized
		Derivative	Effective		Derivative	Effective
		Gain	Price		Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$86.64	$(1.08)	$85.56	$87.49	$(2.36)	$85.13
Gas	$3.26	$—	$3.26	$4.53	$0.09	$4.62

For the three months ended July 31, 2012, realized hedging gains were $45,000 compared to realized hedging losses of $96,000 last year. The effect of realized derivative gains and losses on average well head price realizations are shown in the following table:

	Three Months Ended July 31,
	2012			2011
		Realized			Realized
		Derivative	Effective		Derivative	Effective
		Gain	Price		Gain	Price
Product	Price	(Loss)	Realization	Price	(Loss)	Realization

Oil	$78.00	$0.61	$78.61	$88.32	$(2.53)	$85.79
Gas	$3.09	$—	$3.09	$4.81	$—	$4.81

At July 31, 2012, the Company held open short sales derivative contracts for 5,000 barrels of oil (five contracts) for each production month of August 2012 through December 2012 with prices ranging from $91.95 to $92.21.  This hedge is expected to cover approximately 15% to 25% of estimated oil production for the hedged period.  During the three months ended July 31, 2012, the Company closed one contract per month at a price of $99.80 per barrel.

See Note 4 of the Notes to Consolidated Financial Statements and comments under MD&A, “Results of Operations”, for more information regarding hedging gains and losses relating to oil derivative instruments.

RECENT DRILLING ACTIVITIES

Capital expenditures for fiscal 2012 are now expected to be approximately $37,000,000 compared to our original budget of $35,000,000, of which approximately 95% will have been earmarked for drilling and completion activities.  By the end of fiscal 2012, the Company expects to have drilled seventy five (75) gross (30 net) oil wells.  During the first nine months of 2012, 56 gross (23 net) wells were drilled and completed or were in various stages of drilling and completion.  The regional allocation of the Company’s capital expenditures is shown below (in millions).

	Nine Months 2012 Actual	2012 Annual Budget	2011 Actual
North Dakota Bakken and Three Forks	$19.1	$22.4	$6.6
Kansas and Nebraska Lansing Kansas City	7.9	9.8	8.4
Texas Panhandle Tonkawa and Cleveland	1.8	1.4	2.0
Other (primarily Oklahoma natural gas)	1.5	1.4	1.7
	$30.3	$35.0	$18.7

Approximately 65% of drilling expenditures in the current fiscal year will be spent on the Bakken and Three Forks project.  Because the Company is not in control of the timing of the project’s drilling operations, it cannot reasonably predict the timing and extent of drilling costs until the operators actually propose wells.  Accordingly, the Company’s fiscal 2012 drilling budget attempted to estimate drilling schedules through discussions with operators before wells are actually proposed.  As a result, the Company’s fiscal 2012 drilling schedule and drilling budget have been and continue to be subject to significant revision as more information becomes available regarding the actual timing and costs of drilling.  In general, the Company expects its Bakken and Three Forks drilling to continue to accelerate through the remainder of fiscal 2012 and into fiscal 2013.

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

Drilling on the Company’s acreage continues to increase.  A total of 23 Bakken and Three Forks wells are budgeted for fiscal 2012, of which 19 wells are currently being drilled or completed and an additional 4 wells are scheduled for drilling before fiscal year end.  By fiscal year-end, the Company expects to own interests in 39 total wells, consisting of 28 Bakken and 11 Three Forks wells.  All of the wells currently drilled and completed by the Company are high rate producers.

The Company is participating as a non-operator with highly experienced Bakken operators.  In all cases, where a well has been drilled on a spacing unit, the Company expects additional development wells to be drilled on those spacing units.

The Company’s Bakken and Three Forks acreage position is subject to agreements with a third party which grants the third party an option to purchase between 5% and 10% of the Company’s interest in individual leases under certain specified circumstances.

Kansas and Nebraska — The Company currently owns approximately 131,800 gross (87,000 net) acres in Kansas and Nebraska and is conducting an aggressive leasing and drilling project.  The project consists primarily of wildcat oil drilling based on subsurface geology which is generally confirmed by 3-D seismic. To date, the Company has participated in 139 gross (57.2 net) wells with an average 41% working interest.  The Company’s overall drilling success rate is about 40%, yielding “all in” risk adjusted internal rates of return (at current oil prices) of approximately 100%.  Wells are drilled to a vertical depth of 4,000 to 5,000 feet.  Based on having proved its technical concepts in Kansas and Nebraska, the Company believes the project is now scalable and repeatable.

Four new 3-D seismic shoots are scheduled to be completed in Kansas and Nebraska by fiscal year end which will cover about 66 square miles.  During fiscal 2012, the Company estimates that it will participate in 46 gross (27.7 net) wells in Kansas and Nebraska with an average working interest of approximately 60%.  During the third quarter of 2012, the Company participated in 11 gross (6.2 net) wells with an average 56.4% working interest.  The Company will be the operator of approximately 70% of the Kansas and Nebraska wells expected to be drilled in fiscal 2012.

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

The Company currently owns an average 29% working interests in two gross (0.5 net) producing horizontal Tonkawa wells which continue to be good producers.  The Company recently completed its first horizontal Cleveland well with a 25% working interest and is currently evaluating offset potential.  It also owns interests in 12 gross (.9 net) producing vertical wells with an average working interest of 7%.

The Company believes its acreage holds potential for up to 25 horizontal Tonkawa and Cleveland wells, in addition to three vertical Morrow wells.  The Company estimates its average working interest in these wells to range between 25% and 30%.

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

For further discussion, see Note 4 to the Consolidated Financial Statements.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Michael D. Davis, our Interim Chief Executive Officer, and Brian C. Mazeski, our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012.  Based on the evaluation, these officers have concluded that:

Our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

Our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Between June 13, 2012 and July 27, 2012, five lawsuits were filed against the Company, Forestar, and each of the Company’s directors by various stockholders.  Two of the lawsuits were voluntarily dismissed by the plaintiffs.  Two other lawsuits were consolidated into one proceeding, leaving two active lawsuits as of the date of this filing.  The complaints allege, among other things, that the Company’s directors breached their fiduciary duties to the Credo stockholders by agreeing to an inadequate price and issuing a materially misleading proxy statement, and that Forestar aided and abetted those breaches.  The complaints seek an injunction, damage s and attorneys’ fees.  The Company, Forestar, and the Company’s Board of Directors believe that the claims in the above complaints are entirely without merit and are defending the actions vigorously.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2011.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

On September 22, 2008, the Company’s Board of Directors authorized a Stock Repurchase Program and approved repurchase of the Company’s common stock up to $2,000,000.  On April 9, 2009, the Board expanded the program to $4,000,000 and on July 29, 2010 the program was expanded to $5,000,000.  The repurchases may be made on the open market, in block trades or otherwise.  The stock repurchase program may be expanded, suspended or discontinued at any time.  At July 31, 2012, the Company has acquired 545,429 shares under the program, at an aggregate cost of $4,755,000, or $8.72 per share.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibits are as follow:

31.1            Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification by Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification by Chief Executive Officer and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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

CREDO Petroleum Corporation
(Registrant)

	By:	/s/ Michael D. Davis.
Michael D. Davis
Chief Executive Officer (Interim)
(Principal Executive Officer)

	By:	/s/ Brian C. Mazeski
Brian C. Mazeski
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: September 10, 2012